Form 10-Q
period 2024-06-30
Concentra Group Holdings Parent, Inc.
filed 2024-08-27
CIK 2014596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the transition period from              to
Commission file numbers: 001-42188

CONCENTRA GROUP HOLDINGS PARENT, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	30-1006613
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

4714 Gettysburg Road, P.O. Box 2034
Mechanicsburg, PA 17055
(Address of Principal Executive Offices and Zip code)
(717) 972-1100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	CON	New York Stock Exchange
(NYSE)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as such Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐  No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging Growth Company	☐
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2024, Concentra Group Holdings Parent, Inc. had outstanding 126,593,503 shares of common stock.
Unless the context indicates otherwise, any reference in this report to “Concentra” refers to Concentra Group Holdings Parent, Inc. and its subsidiaries. References to the “Company,” “we,” “us,” and “our” refer collectively to Concentra and its subsidiaries.

Concentra Group Holdings Parent, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$50,669	$31,374
Accounts receivable	228,964	216,194
Prepaid income taxes	2,010	7,979
Other current assets	38,663	38,871
Total Current Assets	320,306	294,418
Operating lease right-of-use assets	399,464	397,852
Property and equipment, net	186,879	178,370
Goodwill	1,233,406	1,229,745
Customer relationships	105,459	117,259
Other identifiable intangible assets, net	107,409	107,510
Other assets	10,415	8,406
Total Assets	$2,363,338	$2,333,560
LIABILITIES AND EQUITY
Current Liabilities:
Current operating lease liabilities	73,517	72,946
Current portion of long-term debt and notes payable	4,682	1,455
Accounts payable	23,674	20,413
Due to related party	4,360	3,354
Accrued and other liabilities	158,920	176,466
Total Current Liabilities	265,153	274,634
Non-current operating lease liabilities	359,736	357,310
Long-term debt, net of current portion	3,048	3,291
Long-term debt with related party	420,000	470,000
Non-current deferred tax liability	21,994	23,364
Other non-current liabilities	23,015	27,522
Total Liabilities	1,092,946	1,156,121
Commitments and contingencies (Note 11)
Redeemable non-controlling interests	18,410	16,477
Members’ contributed capital	—	470,303
Common stock, $0.01 par value, 447,081 shares authorized, 104,094 shares issued and outstanding at June 30, 2024	1,041	—
Capital in excess of par	461,520	—
Retained earnings	784,217	685,293
Total Stockholders’ Equity (Members’ Equity at December 31, 2023)	1,246,778	1,155,596
Non-controlling interests	5,204	5,366
Total Equity	1,251,982	1,160,962
Total Liabilities and Equity	$2,363,338	$2,333,560
 The accompanying notes are an integral part of these condensed consolidated financial statements.

Concentra Group Holdings Parent, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenue	$477,915	$467,079	$945,513	$923,377
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	339,273	329,836	676,263	657,914
General and administrative, exclusive of depreciation and amortization (1)	36,828	37,003	73,737	71,653
Depreciation and amortization	17,870	18,283	36,355	36,593
Total costs and expenses	393,971	385,122	786,355	766,160
Other operating income	—	151	284	151
Income from operations	83,944	82,108	159,442	157,368
Other income and expense:
Equity in losses of unconsolidated subsidiaries	(3,676)	—	(3,676)	(526)
Interest expense on related party debt	(9,318)	(11,500)	(19,289)	(22,576)
Interest income (expense)	205	17	94	(44)
Income before income taxes	71,155	70,625	136,571	134,222
Income tax expense	18,096	16,593	33,233	32,759
Net income	53,059	54,032	103,338	101,463
Less: Net income attributable to non-controlling interests	1,322	1,290	2,645	2,457
Net income attributable to the Company	$51,737	$52,742	$100,693	$99,006
Earnings per common share (Note 9):
Basic and diluted	$0.50	$0.51	$0.97	$0.95

(1)        Includes the shared service fee from related party of $3.8 million and $3.7 million for the three months ended June 30, 2024 and 2023, respectively, and $7.7 million and $7.3 million for the six months ended June 30, 2024 and 2023, respectively. See Note 10, Related Party Transactions, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concentra Group Holdings Parent, Inc.
Condensed Consolidated Statements of Changes in Stockholders’/Members’ Equity
(unaudited)
(in thousands)

	For the Six Months Ended June 30, 2024

	Total Members’ Units	Members’ Contributed Capital	Common Stock Issued	Common Stock Par Value	Capital in excess of par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	447,081	$470,303	—	$—	$—	$685,293	$1,155,596	$5,366	$1,160,962
Net income attributable to the Company						48,956	48,956		48,956
Net income attributable to non-controlling interests							—	270	270
Distribution to Parent		(6,891)					(6,891)		(6,891)
Distributions to and purchases of non-controlling interests							—	(369)	(369)
Redemption value adjustment on non-controlling interests						(1,901)	(1,901)		(1,901)
Conversion of LLC to Corporation and Impact of Reverse Stock Split	(447,081)	(463,412)	104,094	1,041	462,371		—		—
Balance at March 31, 2024	—	$—	104,094	$1,041	$462,371	$732,348	$1,195,760	$5,267	$1,201,027
Net income attributable to the Company						51,737	51,737		51,737
Net income attributable to non-controlling interests							—	244	244
Distribution to Parent					(851)		(851)		(851)
Distributions to and purchases of non-controlling interests							—	(307)	(307)
Redemption value adjustment on non-controlling interests						132	132		132
Balance at June 30, 2024	—	$—	104,094	$1,041	$461,520	$784,217	$1,246,778	$5,204	$1,251,982

	For the Six Months Ended June 30, 2023

	Members’ Units
	Class A Units Voting	Class B Units Non-Voting	Class C Units Non-Voting	Members’ Contributed Capital	Retained Earnings	Total Members’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	435,000	8,498	2,770	$464,725	$508,592	$973,317	$6,026	$979,343
Net income attributable to the Company					46,264	46,264		46,264
Net income attributable to non-controlling interests						—	253	253
Contribution from Parent				2,797		2,797		2,797
Vesting of restricted interests			248	178		178		178
Distributions to and purchases of non-controlling interests						—	(221)	(221)
Redemption value adjustment on non-controlling interests					(435)	(435)		(435)
Balance at March 31, 2023	435,000	8,498	3,018	$467,700	$554,421	$1,022,121	$6,058	$1,028,179
Net income attributable to the Company					52,742	52,742		52,742
Net income attributable to non-controlling interests						—	297	297
Distribution to Parent				(3,352)		(3,352)		(3,352)
Repurchase of common shares				195		195	(495)	(300)
Distributions to and purchases of non-controlling interests						—	(343)	(343)
Redemption value adjustment on non-controlling interests					(3)	(3)		(3)
Balance at June 30, 2023	435,000	8,498	3,018	$464,543	$607,160	$1,071,703	$5,517	$1,077,220
The accompanying notes are an integral part of these condensed consolidated financial statements.

Concentra Group Holdings Parent, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2024	2023
Operating activities
Net income	$103,338	$101,463
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,355	36,593
Provision for expected credit losses	59	185
Equity in losses of unconsolidated subsidiaries	3,676	526
(Gain) loss on sale or disposal of assets	42	(14)
Stock compensation expense	332	178
Deferred income taxes	(1,618)	(3,265)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(12,829)	(27,011)
Other current assets	1,224	(9,944)
Other assets	(4,217)	1,796
Accounts payable and accrued liabilities	(11,307)	(966)
Net cash provided by operating activities	115,055	99,541
Investing activities
Business combinations, net of cash acquired	(5,144)	(1,446)
Purchase of customer relationships	—	(4,382)
Purchases of property and equipment	(32,494)	(25,864)
Proceeds from sale of assets	23	20
Net cash used in investing activities	(37,615)	(31,672)
Financing activities
Borrowings from related party revolving promissory note	10,000	—
Payments on related party revolving promissory note	(60,000)	(70,000)
Borrowings of other debt	6,618	5,471
Principal payments on other debt	(4,378)	(4,074)
Distributions to and purchases of non-controlling interests	(2,643)	(3,130)
Distributions to Parent	(7,742)	(555)
Net cash used in financing activities	(58,145)	(72,288)
Net increase (decrease) in cash	19,295	(4,419)
Cash at beginning of period	31,374	37,657
Cash at end of period	$50,669	$33,238
Supplemental information
Cash paid for interest	$19,512	$22,784
Cash paid for taxes	34,009	32,445

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concentra Group Holdings Parent, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Organization
Concentra Group Holdings Parent, LLC (“Concentra Group Holdings Parent”) was formed in October 2017 and converted to a Delaware corporation, Concentra Group Holdings Parent, Inc., on March 4, 2024. At the time of formation, Concentra Group Holdings Parent elected to be taxed as a corporation. The Company conducts substantially all of its business through Concentra Inc. and its subsidiaries. Concentra Group Holdings Parent and its subsidiaries are collectively referred to as the “Company.”
The Company is the largest provider of occupational health services in the United States based on number of facilities. As of June 30, 2024, the Company operated 547 occupational health centers and 154 onsite clinics at employer worksites in 42 states. The Company provides a diverse and comprehensive array of occupational health services, including workers’ compensation and employers services, and consumer health services.
The Company currently operates as an operating segment of Select Medical Corporation (“Select” or the “Parent”). As of June 30, 2024, Select Medical Corporation (“Select” or the “Parent”) owns 100.0% of the outstanding common shares of the Company on a fully diluted basis.
On January 3, 2024, Select announced its intention to separate the Company into a new, publicly traded company through a spin-off distribution in 2024. On February 27, 2024, Select received a private letter ruling from the U.S. Internal Revenue Service to the effect that the distribution of Concentra’s common stock to Select and its stockholders will be tax-free for U.S. federal income tax purposes. On March 4, 2024, the member interests of the Company converted to common shares on a one-for-one basis. On June 24, 2024, the Company’s Board of Directors approved a reverse stock split at a ratio of one share of common stock for every 4.295 shares of common stock, which was effectuated on June 25, 2024. In accordance with ASC 260, Earnings Per Share, the recapitalization of the Company into a stock corporation and the reverse stock split have been retrospectively reflected in the Company’s earnings per unit calculation for all periods presented, see Note 9, Earning per Share.
On July 26, 2024, Concentra completed an initial public offering (“IPO”) of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for the net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. See Note 12, Subsequent Events for additional information on the IPO and the related debt transactions.
2.    Accounting Policies
Basis of Presentation and Consolidation
The Company has historically operated as part of Select. The unaudited condensed consolidated financial statements of the Company have been prepared from Select’s historical accounting records and are derived from the condensed consolidated financial statements of Select to present Concentra as if it had been operating on a standalone basis. The unaudited condensed consolidated financial statements of the Company as of June 30, 2024, and for the three and six month periods ended June 30, 2024 and 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.

The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2024. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s registration statement on Form S-1, as amended (File No. 333-280242) (the “Registration Statement”).

The condensed consolidated financial statements include the assets, liabilities, revenue, and expenses based on our legal entity structure as well as direct and indirect costs that are attributable to our operations. Indirect costs are the costs of support functions that are partially provided on a centralized basis by Select and its affiliates, which include finance, human resources, benefits administration, procurement support, information technology, legal, corporate governance and other professional services. Indirect costs have been allocated to us for the purposes of preparing the condensed consolidated financial statements based on a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method, primarily based on headcount or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented, depending on the nature of the services received.

The income tax amounts in these condensed consolidated financial statements have been calculated based on a separate return methodology and are presented as if our income gave rise to separate federal and state consolidated income tax return filing obligations in the respective jurisdictions in which we operate. Adjustments to income tax expense resulting from the application of the separate return methodology, as compared to tax obligations determined by the Company’s inclusion in the Parent’s consolidated income tax provision, were assumed to be immediately settled with the Parent through Contributed Capital/Capital in Excess of Par as reflected on the Condensed Consolidated Balance Sheets, and reflected as a (Distribution)/Contribution to Parent on the Condensed Consolidated Statements of Changes in Stockholders’/Members’ Equity and the Condensed Consolidated Statements of Cash Flows within financing activities.
The condensed consolidated financial statements include the accounts of Concentra and the subsidiaries and variable interest entities in which Concentra has a controlling financial interest. All intercompany balances and transactions within the Company are eliminated in consolidation. Transactions between the Company and Select have been included in these consolidated financial statements. The transfers with Select are expected to be settled in cash, other than the assumed income tax settlement noted above, and are reflected within the consolidated statement of cash flows as an operating or financing activity determined by the nature of the transaction. Select’s third-party debt and related interest expense have not been attributed to the Company because the Company is not the primary legal obligor of the debt and the borrowings are not specifically identifiable to the Company. However, the Company was a guarantor for Select’s senior notes and credit facilities until the guarantee was released at the closing of the IPO. The Company maintains its own cash management system and does not participate in a centralized cash management arrangement with Select.
Recent Accounting Guidance Not Yet Adopted
Segment Reporting
In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve disclosure of segment information so that investors can better understand an entity’s overall performance. The ASU requires entities to quantitatively disclose significant segment expenses that are regularly provided to the chief operating decision maker for each reportable segment, as well as the amount of other segment items for each reportable segment and a description of what the other segment items are comprised. Disclosure of multiple measures of profit or loss will be permitted by the ASU.
The ASU is effective for annual reporting periods beginning on or after December 15, 2023, and interim periods with fiscal years beginning after December 15, 2024; however, early adoption is permitted. The ASU is required to be applied retrospectively to all periods presented in the financial statements. The Company is currently reviewing the impact that ASU 2023-07 will have on the disclosures in our consolidated financial statements.
Income Taxes
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency and decision usefulness of income tax disclosures. The ASU includes enhanced requirements on the rate reconciliation, including specific categories that must be disclosed, and provides a threshold over which reconciling items must be disclosed. The amendments in the update also require annual disclosure of income taxes paid, disaggregated by federal, state, and foreign taxes, as well as any individual jurisdictions in which income taxes paid is greater than 5% of total income taxes paid.
The ASU is effective for annual periods beginning after December 15, 2024; however early adoption is permitted. The ASU can be applied either prospectively or retrospectively. The Company is currently reviewing the impact that ASU 2023-09 will have on the disclosures in our consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

3.    Redeemable Non-Controlling Interests
The Company’s redeemable non-controlling interests are comprised of membership interests held by equity holders other than the Company in five less than wholly-owned subsidiaries. These interests are subject to redemption rights. The changes in redeemable non-controlling interests are as follows:

	2024	2023
	(in thousands)
Balance as of January 1	$16,477	$16,772
Net income attributable to redeemable non-controlling interests	1,053	914
Distributions to and purchases of redeemable non-controlling interests	(1,174)	(1,656)
Redemption value adjustment on redeemable non-controlling interests	1,901	436
Balance as of March 31	$18,257	$16,466
Net income attributable to redeemable non-controlling interests	1,078	993
Distributions to and purchases of redeemable non-controlling interests	(793)	(610)
Redemption value adjustment on redeemable non-controlling interests	(132)	3
Balance as of June 30	$18,410	$16,852
4.    Variable Interest Entities
Certain states prohibit the “corporate practice of medicine,” which restricts the Company from owning medical practices that directly employ physicians and from exercising control over medical decisions by physicians. In these states, the Company enters into long-term management agreements with affiliated professional medical groups (referred to as “Managed PCs”) that are owned by licensed physicians which, in turn, employ or contract with physicians who provide professional medical services in its occupational health centers. The Company also enters into a stock transfer restriction agreement with the respective equity holders, which provide for the Company to direct the transfer of ownership of the Managed PCs to other licensed physicians at any time. The long-term management agreements provide for various administrative and management services to be provided by the Company to the Managed PCs, including, but not limited to, billing and collections, accounting, non-physician personnel, supplies, security and maintenance, and insurance. The Company has the right to receive income as an ongoing management fee, and effectively absorbs all of the residual interests of the Managed PCs. Based on the provisions of the management and stock transfer agreements, the Managed PCs are variable interest entities for which the Company is the primary beneficiary and consolidates the Managed PCs under the VIE model. There are no restrictions on the use of the assets of the Managed PCs or on the settlement of its liabilities. Additionally, the Company fully indemnifies the licensed physician owners from all claims, demands, costs, damages, losses, liabilities, and other amounts arising from the ownership and operation of the medical practices, excluding gross negligence.
As of June 30, 2024, and December 31, 2023, the total assets of the Company’s variable interest entities were $224.8 million and $212.3 million, respectively, and are principally comprised of accounts receivable. As of June 30, 2024, and December 31, 2023, the total liabilities of the Company’s variable interest entities were $53.7 million and $56.4 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $171.7 million and $156.2 million as of June 30, 2024, and December 31, 2023, respectively. These intercompany balances are eliminated in consolidation.
5.    Leases
The Company’s total lease cost is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$25,077	$24,296	$49,867	$48,424
Finance lease cost:
Amortization of right-of-use assets	109	261	320	512
Interest on lease liabilities	77	100	132	203
Variable lease cost	5,293	4,920	10,549	10,034
Total lease cost	$30,556	$29,577	$60,868	$59,173

6.     Long-Term Debt and Notes Payable
The carrying values of the Company’s long-term debt are as follows:

	June 30, 2024	December 31, 2023
	(in thousands)
Long-term revolving promissory note with related party	$420,000	$470,000
Other debt (1)	7,730	4,746
Total debt	$427,730	$474,746
_______________________________________________________________________________
(1)        Other debt is primarily comprised of insurance financing arrangements, promissory notes executed in connection with business combinations, and finance leases.
As of June 30, 2024, principal maturities of the Company’s long-term debt were as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(in thousands)
Revolving promissory note with related party	$—	$—	$—	$—	$—	$420,000	$420,000
Other debt, including finance leases	3,819	1,024	351	397	447	1,692	7,730
Total debt	$3,819	$1,024	$351	$397	$447	$421,692	$427,730
See Note 12, Subsequent Events, for a description of the debt financing transactions which occurred in connection with the IPO on July 26, 2024.
7.    Accrued and Other Liabilities
The following table sets forth the components of accrued and other liabilities:

	June 30, 2024	December 31, 2023
	(in thousands)
Accrued payroll	$57,439	$62,824
Accrued vacation	42,983	41,488
Accrued other	55,484	71,755
Income taxes payable	3,014	399
Accrued and other liabilities	$158,920	$176,466
8.     Revenue
The following table disaggregates the Company’s revenue for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)
Occupational health centers:
Workers’ compensation	$288,405	$278,554	$568,271	$546,894
Employer services	153,305	153,164	304,040	305,337
Consumer health	7,669	7,802	15,995	15,987
Other occupational health center revenue	1,861	2,254	4,006	4,672
Total occupational health center revenue	451,240	441,774	892,312	872,890
Onsite clinics	15,539	14,705	31,396	29,250
Other	11,136	10,600	21,805	21,237
Total revenue	$477,915	$467,079	$945,513	$923,377

9.    Earnings per Share
At December 31, 2023, there were 435,000 Class A units, 8,498 Class B units, and 3,583 Class C units (in thousands) outstanding which converted to common shares on a one-for-one basis effective March 4, 2024. On June 25, 2024, the Company effectuated a reverse stock split at a ratio of one share of common stock for every 4.295 shares of common stock and resulted in 104,094 shares (in thousands) outstanding. There were no participating shares or securities outstanding during the three and six months ended June 30, 2024.
The following table sets forth the computation of earnings per share (EPS) in 2024:

	Three Months Ended June 30, 2024			Six Months Ended June 30, 2024
	Net Income Attributable to the Company	Shares(1)	Basic and Diluted EPS	Net Income Attributable to the Company	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$51,737	104,094	$0.50	$100,693	104,094	$0.97
At June 30, 2023, Concentra’s capital structure included Class A, B and C units outstanding and unvested restricted interests and outstanding options. To calculate EPS for the three and six months ended June 30, 2023, Concentra applied the two-class method because its unvested restricted interests and outstanding options were participating securities.
The following table sets forth the net income attributable to the Company, its units outstanding, and its participating units outstanding:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
	(in thousands)
Net income	$54,032	$101,463
Less: net income attributable to non-controlling interests	1,290	2,457
Net income attributable to the Company	52,742	99,006
Less: Distributed and undistributed income attributable to participating shares	148	287
Distributed and undistributed income attributable to outstanding shares	$52,594	$98,719
The following table sets forth the computation of EPS in 2023, under the two-class method:

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Net Income Allocation	Shares(1)(2)	Basic and Diluted EPS	Net Income Allocation	Shares(1)(2)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Outstanding Class A, Class B, and Class C shares	$52,594	103,962	$0.51	$98,719	103,952	$0.95
Participating shares	148	292	$0.51	287	302	$0.95
Total Company	$52,742			$99,006
_______________________________________________________________________________
(1)    The recapitalization of the members units into common shares has been treated as such for earnings per share purposes and has been reflected retrospectively for all periods, along with the one for 4.295 reverse stock split, as described in Note 1, Organization.
(2)    Represents the weighted average units outstanding during the period.

10.    Related Party Transactions
Shared Services Agreement - cost allocations from Select
The Company pays Select a fee for the shared support functions provided on a centralized basis by Select and its affiliates. The shared services fee is reassessed and adjusted annually. For the three months ended June 30, 2024 and 2023, the shared service fees were $3.8 million and $3.7 million, respectively. For the six months ended June 30, 2024 and 2023, the shared service fees were $7.7 million and $7.3 million, respectively. These cost allocations reasonably reflect the services and the benefits derived for the periods presented. These allocations may not be indicative of the actual expenses that would have been incurred as a stand-alone entity.
In connection with the IPO, and described in the Registration Statement, Select and Concentra entered into a separation agreement, a transition services agreement, a tax matters agreement, and an employee matters agreement on July 26, 2024, which effects the separation of the Company’s business from Select and provides a framework for the Company’s relationship with Select after the separation.
11.    Commitments and Contingencies
Litigation
The Company is a party to various legal actions, proceedings, and claims, and regulatory and other governmental audits and investigations in the ordinary course of its business, including, but not limited to, legal actions and claims alleging professional malpractice, general liability for property damage, personal and bodily injury, violations of federal and state employment laws, often in the form of wage and hour class action lawsuits, and liability for data breaches. Many of these actions involve large claims and significant defense costs and sometimes, as in the case of wage and hour class actions, are not covered by insurance. The Company cannot predict the ultimate outcome of pending litigation, proceedings, and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines, and other penalties.
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where the Company is operating. The Company currently maintains insurance coverages under a combination of policies with a total annual aggregate limit of up to $29.0 million for professional malpractice liability insurance and $29.0 million for general liability insurance. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. Each of these programs has either a deductible or self-insured retention limit. The Company also maintains additional types of liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the applicable professional malpractice and general liability insurance policies, including workers compensation, property and casualty, directors and officers, cyber liability, and employment practices liability insurance coverages. Our insurance policies generally are silent with respect to punitive damages so coverage is available to the extent insurable under the law of any applicable jurisdiction, and are subject to various deductibles and policy limits. The Company reviews its insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities.
Physical Therapy Billing. On October 7, 2021, Select received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating Select in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to Select’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from Select. In October and December 2021, the DOJ requested, and Select furnished, records relating to six of Select’s outpatient therapy clinics in Florida. In 2022 and 2023, the DOJ requested certain data relating to all of Select’s outpatient therapy clinics nationwide, and sought information about the Company’s ability to produce additional data relating to the physical therapy services furnished by Select’s outpatient therapy clinics and the Company. The Company has produced data and other documents requested by the DOJ and is fully cooperating on this investigation. In May 2024, by order of the U.S. District Court for the Middle District of Florida, a qui tam lawsuit that is related to the DOJ’s investigation was unsealed after the U.S. filed a notice declining to intervene in the case, but stating that its investigation is continuing and reserving its right to intervene at a later date. The lawsuit, filed in May 2021 and amended in October 2021 and July 2024, was brought by Kathleen Kane, a physical therapist formerly employed in Select’s outpatient division, against Select Medical Corporation, Select Physical Therapy Holdings, Inc. and Select Employment Services, Inc. The amended complaint alleges that the defendants billed federally funded health programs for one-on-one therapy services when group therapy was performed or overbilled for one-on-one therapy services, and billed for unreimbursable unskilled physical therapy services. At this time, the Company is unable to predict the timing and outcome of this matter.
California Department of Insurance Investigation. On February 5, 2024, the Company received a subpoena from the California Department of Insurance relating to an investigation under the California Insurance Frauds Prevention Act, Cal. Ins. Code § 1871.7 et seq., which allows a whistleblower to file a false claims lawsuit based on the submission of false or fraudulent claims to insurance companies. The subpoena seeks documentation relating mainly to the Company’s billing and coding for physical therapy claims submitted to commercial insurers and workers compensation carriers located or doing business in California. The Company has produced data and other documents requested by the California Department of Insurance and intends to fully cooperate on this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
Perry Johnson & Associates, Inc. Data Breach. On November 10, 2023, Perry Johnson & Associates, Inc., a third-party vendor of health information technology solutions that provides medical transcription services (“PJ&A”), notified Concentra Health Services, Inc. (“Concentra”) that certain information related to particular Concentra patients was potentially affected by a cybersecurity event. In February 2024, Concentra sent notices to almost four million patients who may have been impacted by the data breach. During the first quarter of 2024, Concentra became aware of six putative class action lawsuits filed against PJ&A and Concentra related to the data breach. The first was filed in the U.S. District Court for the Eastern District of Michigan on February 19, 2024 by Elliot Curry, individually and on behalf of all others similarly situated. Plaintiff alleged, among other things, that he became the victim of identity theft as a result of the PJ&A data breach and that Concentra had lax data security policies. The second was filed in the U.S. District Court for the Eastern District of New York on February 21, 2024 by Tiffany Williams and Jo Joaquim, individually and on behalf of all others similarly situated. Plaintiffs alleged, among other things, that they face an immediate and heightened risk of identity theft as a result of the data breach and that the defendants failed to take measures to properly safeguard their private information. The third was filed in the U.S. District Court for the Eastern District of Missouri on February 26, 2024 by Stephen Tate, a.k.a. Steven Tate, individually and on behalf of all others similarly situated. Plaintiff alleged, among other things, that he faces a heightened and imminent risk of identity theft as a result of the data breach and that the defendants failed to take measures to properly safeguard his private information. The fourth was filed in the U.S. District Court for the Eastern District of Michigan on February 26, 2024 by Eric Franczak, individually and on behalf of all others similarly situated. Plaintiff alleged, among other things, that he faces a substantially increased risk of fraud and identity theft as a result of the data breach and that the defendants failed to take measures to properly safeguard his private information. The fifth was filed in the U.S. District Court for the Eastern District of Michigan on March 6, 2024 by Lazema Johnson, individually and on behalf of all others similarly situated. Plaintiff alleged, among other things, that she faces a substantially increased risk of fraud and identity theft as a result of the data breach and that the defendants failed to take measures to properly safeguard her private information. The sixth was filed in the Superior Court of California, County of Los Angeles, on April 8, 2024 by Robert Valencia, individually and on behalf of all others similarly situated. Plaintiff alleged, among other things, that he faces a substantially increased risk of fraud and identity theft as a result of the data breach and that the defendants failed to take measures to properly safeguard his private information. Concentra is working with its cybersecurity risk insurance policy carrier and does not believe that the data breach or the lawsuits will have a material impact on its operations or financial performance. However, at this time, Concentra is unable to predict the timing and outcome of these matters.

12.     Subsequent Events
On July 26, 2024, the Company completed an IPO of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for the net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of the Company’s common stock for net proceeds of $16.7 million after deducting underwriting discounts and commission of $1.0 million. The Company’s shares began trading on the New York Stock Exchange under the symbol “CON” on July 25, 2024. In connection with the IPO, Concentra Health Services, Inc. (“CHSI”), a wholly-owned subsidiary of the Company, entered into certain financing arrangements which include senior secured credit facilities of $1,250.0 million (the “Credit Facilities”) and a private offering of $650.0 million aggregate principal amount of 6.875% Senior Notes due 2032 (the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Concentra and certain of its wholly-owned subsidiaries. The Credit Facilities consist of an $850.0 million Term Loan and a $400.0 million Revolving Credit Facility. The Revolving Credit Facility was undrawn at the closing of the IPO. The Term Loan matures on July 26, 2031, and has an interest rate of Term SOFR plus 2.25%, subject to a leverage-based pricing grid. The Revolving Credit Facility matures on July 26, 2029, and has an interest rate of Term SOFR plus 2.50%, subject to a leverage-based pricing grid.
The net proceeds of the IPO and the debt financing transactions, except for $34.7 million, were paid to Select through the issuance of a dividend, the repayment of the $420.0 million revolving promissory note outstanding, and the repayment of a new promissory note issued subsequent to June 30, 2024 in contemplation of the IPO.
After the closing of the IPO, and the exercise of the underwriters’ option to purchase additional shares, Select owns 81.74% of the total outstanding shares of the Company’s common stock. Select intends to make a distribution, which is intended to be tax-free for U.S. federal income tax purposes, to its stockholders of all of its remaining equity interest in the Company within twelve months of the IPO.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our unaudited condensed consolidated financial statements and accompanying notes.
Forward-Looking Statements
This report on Form 10-Q contains forward-looking statements, which do not relate strictly to historical or current facts and which reflect management’s assumptions, views, plans, objectives and projections about the future. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development activities; regulatory approvals; market position; market size and opportunity; expenditures; and the effects of the separation and the distribution, if pursued, on our business.
Because forward-looking statements are based on current beliefs, expectations and assumptions regarding future events, they are subject to risks, uncertainties and changes that are difficult to predict and many of which are outside of our control. You should realize that if underlying assumptions prove inaccurate, or known or unknown risks or uncertainties materialize, our actual results and financial condition could vary materially from expectations and projections expressed or implied in our forward-looking statements. You are therefore cautioned not to rely on these forward-looking statements. Risks and uncertainties include:
•The frequency of work-related injuries and illnesses;
•The adverse changes to our relationships with employer customers, third-party payors, workers’ compensation provider networks or employer services networks;
•Changes to regulations, new interpretations of existing regulations, or violations of regulations;
•State fee schedule changes undertaken by state workers’ compensation boards or commissions and other third-party payors;
•Our ability to realize reimbursement increases at rates sufficient to keep pace with the inflation of our costs;
•Labor shortages, increased employee turnover or costs, and union activity could significantly increase our operating costs;
•Our ability to compete effectively with other occupational health centers, onsite health clinics at employer worksites, and healthcare providers;
•A security breach of our, or our third-party vendors’, information technology systems which may cause a violation of HIPAA and subject us to potential legal and reputational harm;
•Negative publicity which can result in increased governmental and regulatory scrutiny and possibly adverse regulatory changes;
•Litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our business and financial statements and the effects of claims asserted against us could subject us to substantial uninsured liabilities;
•Acquisitions may use significant resources, may be unsuccessful, and could expose us to unforeseen liabilities;
•Our exposure to additional risk due to our reliance on third parties in many aspects of our business;
•Compliance with applicable laws regarding the corporate practice of medicine and therapy and fee-splitting;
•Our facilities are subject to extensive federal and state laws and regulations relating to the privacy of individually identifiable information;
•Compliance with applicable data interoperability and information blocking rule;
•Facility licensure requirements in some states are costly and time-consuming, limiting or delaying our operations;
•Our ability to adequately protect and enforce our intellectual property and other proprietary rights;
•Adverse economic conditions in the U.S. or globally;
•Any negative impact on the global economy and capital markets resulting from other geopolitical tensions;

•Our ability to maintain satisfactory credit ratings;
•The inability to execute on the separation from Select Medical;
•The risk of disruption or unanticipated costs in connection with the separation;
•Our ability to succeed as a standalone publicly traded entity;
•Restrictions on our business, potential tax and indemnification liabilities and substantial charges in connection with the separation, the distribution and related transactions;
•The negative impact of public threats such as a global pandemic or widespread outbreak of an infectious disease similar to the COVID-19 pandemic;
•The loss of key members of our management team and our ability to attract and retain talented, highly skilled employees and a diverse workforce, and on the succession of our senior management; and
•Changes in tax laws or exposures to additional tax liabilities.
You should also carefully read the risk factors and assumptions underlying forward-looking statements described in sections of our Registration Statement, entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a description of certain risks that could, among other things, cause our actual results to differ materially from those expressed or implied in our forward-looking statements. You should understand that it is not possible to predict or identify all such factors and you should not consider the risks described above to be a complete statement of all potential risks and uncertainties. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments, except as required by law.
Overview
We were founded in 1979 and have grown to be the largest provider of occupational health services in the United States by number of locations. Our national presence enables us to provide access to high-quality care that supports our mission to improve the health of America’s workforce. As of June 30, 2024, we operated 547 stand-alone occupational health centers in 41 states and 154 onsite health clinics at employer worksites in 36 states. We also have expanded our reach via our telemedicine program serving 43 states and the District of Columbia. In total, we deliver services across 45 states and the District of Columbia. Our patients are generally employed by our main customers — employers across the United States.
Our business is organized into three operating segments based primarily on the type or location of occupational health services provided:
•Occupational Health Centers: Our Occupational Health Centers operating segment encompasses the occupational health services we deliver at our 547 health center facilities across the United States. In this operating segment, we serve all types of employers, from Fortune 500 to small businesses. The occupational health services provided in this operating segment include Workers’ Compensation and Employer Services. We also provide Consumer Health services.
•Onsite Health Clinics: Our Onsite Health Clinics operating segment delivers occupational health services and/or employer-sponsored primary care services at an employer’s workplace, including mobile health services and episodic specialty testing services. We deliver our services at 154 on-site locations. In this operating segment, we serve medium to large-sized employers.
•Other Businesses: Our Other Businesses operating segment is comprised of several complementary services to our core occupational health services offering and includes Concentra Telemed, Concentra Pharmacy, and Concentra Medical Compliance Administration. In this operating segment, we serve all types of employers.

All three operating segments are aggregated into a single reportable segment in our condensed consolidated financial statements based on similar services provided, service delivery process involved, target customers, and similar economic characteristics. The percentage of revenue for each of the three and six months ended June 30, 2024 and 2023, of our Occupational Health Centers, Onsite Health Clinics and Other Businesses segments are represented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Occupational Health Centers	95%	95%	95%	95%
Onsite Clinics	3%	3%	3%	3%
Other Businesses	2%	2%	2%	2%
Across our operating segments, we offer a diverse and comprehensive array of occupational health services, including workers’ compensation and employer services, and consumer health services:
•Workers’ compensation services include the support of workers’ compensation injury, physical rehabilitation, and specialist care.
•Employer services consist of drug and alcohol screenings, physical examinations and evaluations, clinical testing, and preventive care, as well as direct-to-employer services that include the services described above and advanced primary care at our onsite health clinics.
•Consumer health services consist of the support of patient-directed urgent care treatment of injuries and illnesses.
The following table sets forth the percentage of our overall visits per day (“VPD”) volume in our Occupational Health Center operating segment by service offering, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Workers’ compensation services	45%	44%	45%	44%
Employer services	53%	54%	53%	54%
Consumer health services	2%	2%	2%	2%
The following table sets forth the percentage of visit-related revenue in our Occupational Health Center operating segment by service offering, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Workers’ compensation services	64%	63%	64%	63%
Employer services	34%	35%	34%	35%
Consumer health services	2%	2%	2%	2%
Initial Public Offering and Debt Transactions
On July 26, 2024, the Company completed an IPO of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of the Company’s common stock for net proceeds of $16.7 million after deducting underwriting discounts and commission of $1.0 million. The Company’s shares began trading on the New York Stock Exchange under the symbol “CON” on July 25, 2024. In connection with the IPO, CHSI entered into certain financing arrangements which include senior secured credit facilities of $1,250.0 million (the “Credit Facilities”) and a private offering of $650.0 million aggregate principal amount of 6.875% Senior Notes due 2032. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Concentra and certain of its wholly-owned subsidiaries. The Credit Facilities consist of an $850.0 million Term Loan and a $400.0 million Revolving Credit Facility. The Revolving Credit Facility was undrawn at the closing of the IPO. The Term Loan matures on July 26, 2031, and has an interest rate of Term SOFR plus 2.25%, subject to a leverage-based pricing grid. The Revolving Credit Facility matures on July 26, 2029, and has an interest rate of Term SOFR plus 2.50%, subject to a leverage-based pricing grid.

The net proceeds of the IPO and the debt financing transactions, except for $34.7 million, were paid to Select through the issuance of a dividend, the repayment of the $420.0 million revolving promissory note outstanding, and the repayment of a new promissory note issued subsequent to June 30, 2024 in contemplation of the IPO.

Regulatory Changes
Our Registration Statement contains a detailed discussion of the regulations that affect our business in the “Government Regulations” section.
Operating Metrics
Management utilizes specific key operating metrics to monitor trends and performance in our business and therefore may be important to investors because management may assess our performance based in part on such metrics. Other healthcare providers may present similar measures; however, these measures are susceptible to varying definitions and our key metrics may not be comparable to other similarly titled measures of other companies.
Patient Visits and Visits Per Day Volume
We monitor the number of patient visits per day (“VPD”) volume for each of our major service lines in our Occupational Health Center operating segment — workers’ compensation services, employer services, and consumer health. Management believes that the number of patient visits is a critical indicator of the volume of services being provided in our centers. VPD volume, which is calculated as total patient visits in a given period divided by total business days for such period, allows for comparability between time periods with different number of business days. Patient visits and VPD volume include only the patients seen in our Occupational Health Centers operating segment and does not include our Onsite Health Clinics or Other Businesses operating segments.
Revenue Per Visit
Management also measures reimbursement rates utilizing patient revenue per visit which is calculated as total patient revenue divided by total patient visits. Revenue per visit as reported includes only the revenue and patient visits in our Occupational Health Centers operating segment and does not include our Onsite Health Clinics or Other Businesses operating segments.
The following table sets forth operating statistics for our Occupational Health Centers operating segment for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Number of patient visits
Workers’ Compensation	1,455,254	1,429,035	1.8%	2,888,338	2,825,602	2.2%
Employer Services	1,702,399	1,781,012	(4.4)%	3,361,690	3,541,543	(5.1)%
Consumer Health	56,602	57,847	(2.2)%	119,882	118,694	1.0%
Total	3,214,255	3,267,894	(1.6)%	6,369,910	6,485,839	(1.8)%
VPD Volume
Workers’ Compensation	22,739	22,329	1.8%	22,565	22,075	2.2%
Employer Services	26,600	27,828	(4.4)%	26,263	27,668	(5.1)%
Consumer Health	884	904	(2.2)%	937	928	1.0%
Total	50,223	51,061	(1.6)%	49,765	50,671	(1.8)%
Revenue per visit
Workers’ Compensation	$198.18	$194.92	1.7%	$196.75	$193.55	1.7%
Employer Services	90.05	86.00	4.7%	90.44	86.22	4.9%
Consumer Health	135.49	134.88	0.5%	133.42	134.70	(1.0)%
Total	$139.81	$134.50	3.9%	$139.45	$133.86	4.2%
Business Days	64	64		128	128

Facility Counts
The following table sets forth facility counts for our Occupational Health Centers and Onsite Health Clinics operating segments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Number of occupational health centers—start of period	547	539	544	540
Number of occupational health centers acquired	—	1	2	1
Number of occupational health centers de novos	1	—	2	—
Number of occupational health centers closed/sold	(1)	—	(1)	(1)
Number of occupational health centers—end of period	547	540	547	540
Number of onsite health clinics operated—end of period	154	141	154	141

Results of Operations
The following table sets forth our consolidated results of operations, including as a percentage of revenue, for the periods indicated (in thousands):

	Three Months Ended June 30,
	2024		2023
	Amount	Percent	Amount	Percent
Revenue	$477,915	100.0%	$467,079	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	339,273	71.0	329,836	70.6
General and administrative, exclusive of depreciation and amortization	36,828	7.7	37,003	7.9
Depreciation and amortization	17,870	3.7	18,283	3.9
Total costs and expenses	393,971	82.4	385,122	82.4
Other operating income	—	—	151	0.0
Income from operations	83,944	17.6	82,108	17.6
Other income and expense:
Equity in losses of unconsolidated subsidiaries	(3,676)	(0.8)	—	—
Interest expense on related party debt	(9,318)	(1.9)	(11,500)	(2.5)
Interest income	205	0.0	17	0.0
Income before income taxes	71,155	14.9	70,625	15.1
Income tax expense	18,096	3.8	16,593	3.6
Net income	53,059	11.1	54,032	11.6
Less: Net income attributable to non-controlling interests	1,322	0.3	1,290	0.3
Net income attributable to the Company	51,737	10.8%	52,742	11.3%

	Six Months Ended June 30,
	2024		2023
	Amount	Percent	Amount	Percent
Revenue	$945,513	100.0%	$923,377	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	676,263	71.5	657,914	71.3
General and administrative, exclusive of depreciation and amortization	73,737	7.8	71,653	7.8
Depreciation and amortization	36,355	3.8	36,593	4.0
Total costs and expenses	786,355	83.1	766,160	83.1
Other operating income	284	0.0	151	0.0
Income from operations	159,442	16.9	157,368	17.0
Other income and expense:
Equity in losses of unconsolidated subsidiaries	(3,676)	(0.4)	(526)	(0.1)
Interest expense on related party debt	(19,289)	(2.0)	(22,576)	(2.4)
Interest income (expense)	94	0.0	(44)	0.0
Income before income taxes	136,571	14.4	134,222	14.5
Income tax expense	33,233	3.5	32,759	3.5
Net income	103,338	10.9	101,463	11.0
Less: Net income attributable to non-controlling interests	2,645	0.3	2,457	0.3
Net income attributable to the Company	100,693	10.6%	99,006	10.7%

Three Months Ended June 30, 2024, Compared to Three Months Ended June 30, 2023
Revenue
Revenue increased 2.3% to $477.9 million for the three months ended June 30, 2024, compared to $467.1 million for the three months ended June 30, 2023, driven primarily by the increase in revenue per visit, as described below.
Our patient visits were 3,214,255 for the three months ended June 30, 2024, compared to 3,267,894 visits for the three months ended June 30, 2023. Total VPD volume was 50,223 for the three months ended June 30, 2024, compared to 51,061 for the three months ended June 30, 2023. Workers’ compensation VPD volume increased 1.8% to 22,739 from 22,329, employer services VPD volume decreased 4.4% to 26,600 from 27,828, and consumer health VPD volume decreased 2.2% to 884 from 904, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Revenue per visit increased 3.9% to $139.81 for the three months ended June 30, 2024, compared to $134.50 for the three months ended June 30, 2023. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, increases in our employer services rates, and a favorable mix of visit types by service line for the three months ended June 30, 2024. Revenue per visit for workers’ compensation visits increased 1.7% to $198.18 from $194.92, revenue per visit for employer services visits increased 4.7% to $90.05 from $86.00 and revenue per visit for consumer health visits increased by 0.5% to $135.49 from $134.88, for the three months ended June 30, 2024, compared to the three months ended June 30, 2023.
Cost of Services, Exclusive of Depreciation and Amortization
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services was $339.3 million, or 71.0% of revenue, for the three months ended June 30, 2024, compared to $329.8 million, or 70.6% of revenue, for the three months ended June 30, 2023.
General and Administrative, Exclusive of Depreciation and Amortization
General and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, facilities, and other administrative areas as well as executive compensation. Our general and administrative expenses were $36.8 million, or 7.7% of revenue, for the three months ended June 30, 2024, compared to $37.0 million, or 7.9% of revenue, for the three months ended June 30, 2023.
Depreciation and Amortization
Depreciation and amortization expense was $17.9 million for the three months ended June 30, 2024, compared to $18.3 million for the three months ended June 30, 2023.
Other Operating Income
For the three months ended June 30, 2023, we had other operating income of $0.2 million.
Equity in Losses of Unconsolidated Subsidiaries
For the three months ended June 30, 2024, we had equity in losses of unconsolidated subsidiaries of $3.7 million attributable to the impairment of an investment.
Interest Expense on Related Party Debt
For the three months ended June 30, 2024, we had interest expense on our related party debt with Select of $9.3 million, compared to $11.5 million for the three months ended June 30, 2023. The decrease in interest expense is principally due to lower average outstanding borrowings during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.
Interest Income
For the three months ended June 30, 2024, we had interest income of $0.2 million.
Income Taxes
We recorded income tax expense of $18.1 million for the three months ended June 30, 2024, which represented an effective tax rate of 25.4%. We recorded income tax expense of $16.6 million for the three months ended June 30, 2023, which represented an effective tax rate of 23.5%.

Six Months Ended June 30, 2024, Compared to Six Months Ended June 30, 2023
Revenue
Revenue increased 2.4% to $945.5 million for the six months ended June 30, 2024, compared to $923.4 million for the six months ended June 30, 2023, driven primarily by the increase in revenue per visit, as described below.
Our patient visits were 6,369,910 for the six months ended June 30, 2024, compared to 6,485,839 visits for the six months ended June 30, 2023. Total VPD volume was 49,765 for the six months ended June 30, 2024, compared to 50,671 for the six months ended June 30, 2023. Workers’ compensation VPD volume increased 2.2% to 22,565 from 22,075, employer services VPD volume decreased 5.1% to 26,263 from 27,668, and consumer health VPD volume increased 1.0% to 937 from 928, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Revenue per visit increased 4.2% to $139.45 for the six months ended June 30, 2024, compared to $133.86 for the six months ended June 30, 2023. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, increases in our employer services rates, and a favorable mix of visit types by service line for the six months ended June 30, 2024. Revenue per visit for workers’ compensation visits increased 1.7% to $196.75 from $193.55, revenue per visit for employer services visits increased 4.9% to $90.44 from $86.22 and revenue per visit for consumer health visits decreased by 1.0% to $133.42 from $134.70, for the six months ended June 30, 2024, compared to the six months ended June 30, 2023.
Cost of Services, Exclusive of Depreciation and Amortization
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services was $676.3 million, or 71.5% of revenue, for the six months ended June 30, 2024, compared to $657.9 million, or 71.3% of revenue, for the six months ended June 30, 2023.
General and Administrative, Exclusive of Depreciation and Amortization
General and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, facilities, and other administrative areas as well as executive compensation. Our general and administrative expenses were $73.7 million, or 7.8% of revenue, for the six months ended June 30, 2024, compared to $71.7 million, or 7.8% of revenue, for the six months ended June 30, 2023. General and administrative expenses include $1.6 million of separation transaction costs for the six months ended June 30, 2024.
Depreciation and Amortization
Depreciation and amortization expense was $36.4 million for the six months ended June 30, 2024, compared to $36.6 million for the six months ended June 30, 2023.
Other Operating Income
For the six months ended June 30, 2024, we had other operating income of $0.3 million, compared to $0.2 million for the six months ended June 30, 2023.
Equity in Losses of Unconsolidated Subsidiaries
For the six months ended June 30, 2024, we had equity in losses of unconsolidated subsidiaries of $3.7 million, compared to $0.5 million for the six months ended June 30, 2023. The increase in equity in losses is attributable to the impairment of an investment during the six months ended June 30, 2024.
Interest Expense on Related Party Debt
For the six months ended June 30, 2024, we had interest expense on our related party debt with Select of $19.3 million, compared to $22.6 million for the six months ended June 30, 2023. The decrease in interest expense is principally due to lower average outstanding borrowings during the six months ended June 30, 2024 as compared to the six months ended June 30, 2023.
Interest Income
For the six months ended June 30, 2024, we had interest income of $0.1 million.

Income Taxes
We recorded income tax expense of $33.2 million for the six months ended June 30, 2024, which represented an effective tax rate of 24.3%. We recorded income tax expense of $32.8 million for the six months ended June 30, 2023, which represented an effective tax rate of 24.4%.

Non-GAAP Information
We believe that the presentation of Adjusted EBITDA and Adjusted EBITDA margin, as defined below, are important to investors because Adjusted EBITDA and Adjusted EBITDA margin are commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA and Adjusted EBITDA margin are used by management to evaluate financial performance of, and determine resource allocation for, each of our operating segments. However, Adjusted EBITDA and Adjusted EBITDA margin are not measures of financial performance under U.S. GAAP. Items excluded from Adjusted EBITDA and Adjusted EBITDA margin are significant components in understanding and assessing financial performance. Adjusted EBITDA and Adjusted EBITDA margin should not be considered in isolation, or as an alternative to, or substitute for, net income, net income margin, income from operations, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA and Adjusted EBITDA margin are not measurements determined in accordance with U.S. GAAP and are thus susceptible to varying definitions, Adjusted EBITDA and Adjusted EBITDA margin as presented may not be comparable to other similarly titled measures of other companies.
We define Adjusted EBITDA as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, separation transaction costs, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue. We will refer to Adjusted EBITDA and Adjusted EBITDA margin throughout the remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table reconciles net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin and should be referenced when we discuss Adjusted EBITDA and Adjusted EBITDA margin.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except for percentages)
Reconciliation of Adjusted EBITDA
Net income	$53,059	$54,032	$103,338	$101,463
Income tax expense	18,096	16,593	33,233	32,759
Interest (income) expense	(205)	(17)	(94)	44
Interest expense on related party debt	9,318	11,500	19,289	22,576
Equity in losses of unconsolidated subsidiaries	3,676	—	3,676	526
Stock compensation expense	166	—	332	178
Depreciation and amortization	17,870	18,283	36,355	36,593
Separation transaction costs (a)	(380)	—	1,613	—
Adjusted EBITDA	$101,600	$100,391	$197,742	$194,139
Adjusted EBITDA margin	21.3%	21.5%	20.9%	21.0%
Net income margin	11.1%	11.6%	10.9%	11.0%
(a)    Separation transaction costs represent incremental consulting, legal, and audit-related fees incurred in connection with the Company’s planned separation into a new, publicly traded company and are included within general and administrative expenses on the Condensed Consolidated Statements of Operations. During the three months ended June 30, 2024, an adjustment was made to capitalize certain separation transaction costs recognized during the first quarter of 2024.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2024 and Six Months Ended June 30, 2023
In the following table and analysis, we discuss cash flows from operating activities, investing activities, and financing activities for the periods indicated:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$115,055	$99,541
Net cash used in investing activities	(37,615)	(31,672)
Net cash used in financing activities	(58,145)	(72,288)
Net increase (decrease) in cash	19,295	(4,419)
Cash at beginning of period	31,374	37,657
Cash at end of period	$50,669	$33,238
Operating activities provided $115.1 million and $99.5 million of cash flows during the six months ended June 30, 2024 and 2023, respectively. The increase in cash flows from operating activities for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023, resulted from improvements in earnings and positive working capital contributions to cash.
Investing activities used $37.6 million and $31.7 million of cash flows for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, the principal uses of cash were $32.5 million for purchases of property and equipment and $5.1 million for acquisitions of businesses. For the six months ended June 30, 2023, the principal uses of cash were $25.9 million for purchases of property and equipment and $4.4 million for purchases of customer relationships.
Financing activities used $58.1 million and $72.3 million of cash flows for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, the principal uses of cash were $50.0 million of net repayments on our related party revolving promissory note, distributions to Select of $7.7 million for income tax adjustments relating to the application of the separate return methodology, and principal payments on other debt of $4.4 million, partially offset by $6.6 million in borrowings of other debt. For the six months ended June 30, 2023, the principal uses of cash were $70.0 million in payments on the related party revolving promissory note, principal payments on other debt of $4.1 million, and distributions to and purchases of non-controlling interests of $3.1 million, partially offset by $5.5 million in borrowings of other debt.
Capital Resources
We had net working capital of $55.2 million at June 30, 2024, compared to net working capital of $19.8 million at December 31, 2023. The increase in the net working capital surplus was principally due to increases in our cash and accounts receivable.
A significant component of our net working capital is our accounts receivable. Collection of these accounts receivable is our primary source of cash and is critical to our liquidity and capital resources. Because our accounts receivable is primarily paid for by highly-solvent, creditworthy payors, such as workers’ compensation programs, employer programs, third party administrators, commercial insurance companies, and federal and state governmental authorities, our credit losses have historically been infrequent and insignificant in nature, and we believe the possibility of credit default is remote.
Credit Facilities
At June 30, 2024, we had $420.0 million of outstanding borrowings under our related party revolving promissory note. Borrowings under the revolving promissory note bear interest at a rate equal to Term SOFR plus 3.00%. The revolving promissory note was repaid in July 2024 with the net proceeds of the IPO.
On July 26, 2024, CHSI, a wholly-owned subsidiary of the Company, entered into certain financing arrangements which include Credit Facilities of $1,250.0 million and $650.0 million aggregate principal amount of 6.875% Senior Notes due 2032. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and certain of its wholly-owned subsidiaries. The Credit Facilities consist of an $850.0 million Term Loan and a $400.0 million Revolving Credit Facility. The Revolving Credit Facility was undrawn at the closing of the IPO. The Term Loan matures on July 26, 2031, and has an interest rate of Term SOFR plus 2.25%, subject to a leverage-based pricing grid. The Revolving Credit Facility matures on July 26, 2029, and has an interest rate of Term SOFR plus 2.50%, subject to a leverage-based pricing grid.

Future Sources of Liquidity
As a result of the completion of the IPO and debt transactions in July of 2024, our capital structure and sources of liquidity have changed as of the date of this filing as compared to our historical capital structure at June 30, 2024. Our ability to fund our future operating needs will depend on our ability to continue to generate positive cash flow from operations, and on our ability to obtain debt financing on acceptable terms or to issue additional equity or equity-linked securities. Based upon our history of generating positive cash flows, we believe our existing cash and cash generated from future operations will be sufficient to meet our needs for at least the next 12 months. Management believes that our cash balances and funds provided by operating activities, along with the borrowing capacity provided by our Revolving Credit Facility, taken as a whole, provide (1) adequate liquidity to meet all of our current and long-term obligations when due, including third-party debt incurred in connection with the Separation, (2) adequate liquidity to fund capital expenditures and (3) flexibility to meet investment opportunities that may arise.
In July of 2024 the net proceeds of the IPO and the debt financing transactions, except for $34.7 million, were paid to Select through the issuance of a dividend and the repayment of promissory notes.
Recent Accounting Pronouncements
Refer to Note 2 – Accounting Policies of the notes to our condensed consolidated financial statements included herein for information regarding recent accounting pronouncements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Inflation Risk
The healthcare industry is labor intensive, and our largest expenses are labor related costs. Wage and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. We have recently experienced higher labor costs related to the current inflationary environment and competitive labor market. In addition, suppliers have passed along rising costs to us in the form of higher prices. To help mitigate the inflationary pressures on our business, we have implemented compensation strategies, selective price increases in certain markets, supply chain optimization initiatives and carefully monitor labor costs in our day-to-day operations. However, if our costs continue to be subject to significant inflationary pressures, we may not be able to offset such higher costs through price increases, which could adversely affect our business, results of operations, or financial condition.
Interest Rate Risk
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. As of June 30, 2024, our principal interest rate exposure related to the borrowings outstanding on our related party revolving promissory note, which bears interest at a rate indexed against Term SOFR. In connection with the separation in July 2024, as described in “Note 12. Subsequent Events”, the related party revolving promissory note was repaid. On July 26, 2024, the Company entered into Credit Facilities which consist of a term loan and revolving credit facility which bear interest rates that are indexed against Term SOFR.
Subsequent to the July 26, 2024 debt financing transactions discussed in “Note 12. Subsequent Events” above, each 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $2.1 million per year.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of June 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to the “Litigation” section contained within Note 11 – Commitments and Contingencies of the notes to our condensed consolidated financial statements included herein.
ITEM 1A. RISK FACTORS
There have been no material changes from our risk factors set forth in our Registration Statement.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Use of Proceeds
On July 26, 2024, the Company completed the IPO, resulting in the issuance of 22,500,000 shares of its common stock at a price of $23.50 per share. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of the Company’s common stock. The 23,250,000 shares of common stock sold in the IPO represent approximately 18.26% of the Company’s outstanding shares, of which Select owns 81.74%.
The shares sold in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 File No. 333-280242, which was declared effective by the SEC as of July 24, 2024. The aggregate offering price of common stock registered and sold under the registration statement was approximately $546.4 million (including shares issued pursuant to the underwriters’ option to purchase additional shares). Net proceeds from the IPO were approximately $516.3 million, after deducting underwriting discounts and commissions of $30.1 million. As contemplated by the Registration Statement, the Company used the net proceeds to repay the outstanding revolving promissory note with Select, as well as repay the promissory note issued to Select in contemplation of the IPO.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended June 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Number	Description
3.1
Amended and Restated Certificate of Incorporation of Concentra Group Holdings Parent, Inc., effective as of July 26, 2024, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 1, 2024, and incorporated herein by reference.

3.2
Amended and Restated Bylaws of Concentra Group Holdings Parent, Inc., effective as of July 26, 2024, filed as Exhibit 3.2 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 1, 2024, and incorporated herein by reference.

4.1
Indenture, dated July 11, 2024, by and among the Concentra Escrow Issuer Corporation, Concentra Health Services, Inc. and U.S. Bank Trust Company, National Association, filed as Exhibit 4.1 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 1, 2024, and incorporated herein by reference.

4.2
Supplemental Indenture, dated July 26, 2024, by and among Concentra Health Services, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association., filed as Exhibit 4.3 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 1, 2024, and incorporated herein by reference.

10.1
Separation Agreement, dated July 26, 2024, by and between Select Medical Corporation and Concentra Group Holdings Parent, Inc., filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 1, 2024, and incorporated herein by reference.

10.2
Tax Matters Agreement, dated July 26, 2024, by and between Select Medical Holdings Corporation and Concentra Group Holdings Parent, Inc., filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 1, 2024, and incorporated herein by reference.

10.3
Employee Matters Agreement, dated July 26, 2024, by and between Select Medical Corporation and Concentra Group Holdings Parent, Inc., filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 1, 2024, and incorporated herein by reference.

10.4
Transition Services Agreement, dated July 26, 2024, by and between Select Medical Corporation and Concentra Group Holdings Parent, Inc., filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 1, 2024, and incorporated herein by reference.

10.5
Credit Agreement, dated July 26, 2024, among Concentra Group Holdings Parent, Inc., Concentra Health Services, Inc., JPMorgan Chase Bank, N.A., as Administrative and Collateral Agent, and the other lenders and issuing banks party thereto, filed as Exhibit 10.5 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 1, 2024, and incorporated herein by reference.

10.6
Promissory Note, dated July 26, 2024, by Concentra Group Holdings Parent, Inc. in favor of Select Medical Corporation, filed as Exhibit 10.6 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 1, 2024, and incorporated herein by reference.

10.7
Equity Incentive Plan, effective July 24, 2024, filed as Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-280242) filed by Concentra Group Holdings Parent, Inc. with the Commission on July 15, 2024, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Executive Vice President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Chief Executive Officer, and Executive Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Concentra Group Holdings Parent, Inc.

By:	/s/ Matthew T. DiCanio
Matthew T. DiCanio
President and Principal Financial Officer
(Duly Authorized Officer)

By:	/s/ Su Zan Nelson
Su Zan Nelson
Executive Vice President, Chief Accounting Officer
(Principal Accounting Officer)

Dated:  August 27, 2024