Form 10-Q
period 2024-09-30
Concentra Group Holdings Parent, Inc.
filed 2024-11-06
CIK 2014596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2024
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
(NYSE)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods as such Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No ☐
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files).   Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging Growth Company	☐
 If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2024, Concentra Group Holdings Parent, Inc. had outstanding 127,343,503 shares of common stock.
Unless the context indicates otherwise, any reference in this report to “Concentra” refers to Concentra Group Holdings Parent, Inc. and its subsidiaries. References to the “Company,” “we,” “us,” and “our” refer collectively to Concentra and its subsidiaries.

Concentra Group Holdings Parent, Inc.
Condensed Consolidated Balance Sheets
(unaudited)
(in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash	$136,822	$31,374
Accounts receivable	232,202	216,194
Prepaid income taxes	10,139	7,979
Other current assets	30,794	38,871
Total Current Assets	409,957	294,418
Operating lease right-of-use assets	430,133	397,852
Property and equipment, net	191,099	178,370
Goodwill	1,234,707	1,229,745
Customer relationships	101,812	117,259
Other identifiable intangible assets, net	107,359	107,510
Other assets	5,975	8,406
Total Assets	$2,481,042	$2,333,560
LIABILITIES AND EQUITY
Current Liabilities:
Current operating lease liabilities	$74,411	$72,946
Current portion of long-term debt and notes payable	9,737	1,455
Accounts payable	21,030	20,413
Due to related party	7,753	3,354
Accrued and other liabilities	156,590	176,466
Total Current Liabilities	269,521	274,634
Non-current operating lease liabilities	391,037	357,310
Long-term debt, net of current portion	1,472,610	3,291
Long-term debt with related party	—	470,000
Non-current deferred tax liability	22,454	23,364
Other non-current liabilities	24,188	27,522
Total Liabilities	2,179,810	1,156,121
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	18,122	16,477
Members’ contributed capital	—	470,303
Common stock, $0.01 par value, 700,000,000 shares authorized, 127,343,503 shares issued and outstanding at September 30, 2024	1,273	—
Capital in excess of par	276,507	—
Retained earnings	—	685,293
Total Stockholders’ Equity (Members’ Equity at December 31, 2023)	277,780	1,155,596
Non-controlling interests	5,330	5,366
Total Equity	283,110	1,160,962
Total Liabilities and Equity	$2,481,042	$2,333,560
 The accompanying notes are an integral part of these condensed consolidated financial statements.

Concentra Group Holdings Parent, Inc.
Condensed Consolidated Statements of Operations
(unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue	$489,638	$473,964	$1,435,151	$1,397,341
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	351,103	336,812	1,027,366	994,726
General and administrative, exclusive of depreciation and amortization (1)	37,088	38,245	110,825	109,898
Depreciation and amortization	15,213	17,959	51,568	54,552
Total costs and expenses	403,404	393,016	1,189,759	1,159,176
Other operating income	—	—	284	151
Income from operations	86,234	80,948	245,676	238,316
Other income and expense:
Equity in losses of unconsolidated subsidiaries	—	—	(3,676)	(526)
Interest expense on related party debt	(2,691)	(11,255)	(21,980)	(33,831)
Interest expense	(21,369)	(64)	(21,275)	(108)
Income before income taxes	62,174	69,629	198,745	203,851
Income tax expense	16,415	15,205	49,648	47,964
Net income	45,759	54,424	149,097	155,887
Less: Net income attributable to non-controlling interests	1,421	1,318	4,066	3,775
Net income attributable to the Company	$44,338	$53,106	$145,031	$152,112
Earnings per common share (Note 10):
Basic and diluted	$0.37	$0.51	$1.32	$1.46
_______________________________________________________________________________
(1)        Includes the shared service fee from related party of $3.8 million and $3.6 million for the three months ended September 30, 2024 and 2023, respectively, and $11.5 million and $11.0 million for the nine months ended September 30, 2024 and 2023, respectively. See Note 11, Related Party Transactions, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concentra Group Holdings Parent, Inc.
Condensed Consolidated Statements of Changes in Stockholders’/Members’ Equity
(unaudited)
(in thousands)

	For the Nine Months Ended September 30, 2024

	Total Members’ Units	Members’ Contributed Capital	Common Stock Issued	Common Stock Par Value	Capital in excess of par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	447,081	$470,303	—	$—	$—	$685,293	$1,155,596	$5,366	$1,160,962
Net income attributable to the Company						48,956	48,956		48,956
Net income attributable to non-controlling interests							—	270	270
Distribution to Parent		(6,891)					(6,891)		(6,891)
Distributions to and purchases of non-controlling interests							—	(369)	(369)
Redemption value adjustment on non-controlling interests						(1,901)	(1,901)		(1,901)
Conversion of LLC to Corporation and Impact of Reverse Stock Split	(447,081)	(463,412)	104,094	1,041	462,371		—		—
Balance at March 31, 2024	—	$—	104,094	$1,041	$462,371	$732,348	$1,195,760	$5,267	$1,201,027
Net income attributable to the Company						51,737	51,737		51,737
Net income attributable to non-controlling interests							—	244	244
Distribution to Parent					(851)		(851)		(851)
Distributions to and purchases of non-controlling interests							—	(307)	(307)
Redemption value adjustment on non-controlling interests						132	132		132
Balance at June 30, 2024	—	$—	104,094	$1,041	$461,520	$784,217	$1,246,778	$5,204	$1,251,982
Net income attributable to the Company						44,338	44,338		44,338
Net income attributable to non-controlling interests							—	312	312
Contribution from Parent					11,149		11,149		11,149
Distributions to and purchases of non-controlling interests							—	(186)	(186)
Initial Public Offering			23,250	232	510,966		511,198		511,198
Dividend to Parent					(707,128)	(828,555)	(1,535,683)		(1,535,683)
Balance at September 30, 2024	—	$—	127,344	$1,273	$276,507	$—	$277,780	$5,330	$283,110
The accompanying notes are an integral part of these condensed consolidated financial statements.

	For the Nine Months Ended September 30, 2023

	Members’ Units
	Class A Units Voting	Class B Units Non-Voting	Class C Units Non-Voting	Members’ Contributed Capital	Retained Earnings	Total Members’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	435,000	8,498	2,770	$464,725	$508,592	$973,317	$6,026	$979,343
Net income attributable to the Company					46,264	46,264		46,264
Net income attributable to non-controlling interests						—	253	253
Contribution from Parent				2,797		2,797		2,797
Vesting of restricted interests			248	178		178		178
Distributions to and purchases of non-controlling interests						—	(221)	(221)
Redemption value adjustment on non-controlling interests					(435)	(435)		(435)
Balance at March 31, 2023	435,000	8,498	3,018	$467,700	$554,421	$1,022,121	$6,058	$1,028,179
Net income attributable to the Company					52,742	52,742		52,742
Net income attributable to non-controlling interests						—	297	297
Distribution to Parent				(3,352)		(3,352)		(3,352)
Repurchase of common shares				195		195	(495)	(300)
Distributions to and purchases of non-controlling interests						—	(343)	(343)
Redemption value adjustment on non-controlling interests					(3)	(3)		(3)
Balance at June 30, 2023	435,000	8,498	3,018	$464,543	$607,160	$1,071,703	$5,517	$1,077,220
Net income attributable to the Company					53,106	53,106		53,106
Net income attributable to non-controlling interests						—	298	298
Contribution from Parent				2,380		2,380		2,380
Exercise of stock options			1,256	3,340		3,340		3,340
Repurchase of common shares			(691)	(2,650)	(2,672)	(5,322)		(5,322)
Distributions to and purchases of non-controlling interests						—	(319)	(319)
Redemption value adjustment on non-controlling interests					(189)	(189)		(189)
Balance at September 30, 2023	435,000	8,498	3,583	$467,613	$657,405	$1,125,018	$5,496	$1,130,514
The accompanying notes are an integral part of these condensed consolidated financial statements.

Concentra Group Holdings Parent, Inc.
Condensed Consolidated Statements of Cash Flows
(unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Operating activities
Net income	$149,097	$155,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,568	54,552
Provision for expected credit losses	70	276
Equity in losses of unconsolidated subsidiaries	3,676	526
Loss on sale or disposal of assets	41	3
Stock compensation expense	500	178
Amortization of debt discount and issuance costs	750	—
Deferred income taxes	(1,159)	(6,579)
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(16,079)	(35,652)
Other current assets	12,500	(8,536)
Other assets	3,149	2,436
Accounts payable and accrued liabilities	(23,150)	(4,953)
Net cash provided by operating activities	180,963	158,138
Investing activities
Business combinations, net of cash acquired	(6,965)	(1,446)
Purchase of customer relationships	—	(4,382)
Purchases of property and equipment	(47,639)	(41,320)
Proceeds from sale of assets	25	23
Net cash used in investing activities	(54,579)	(47,125)
Financing activities
Borrowings from related party revolving promissory note	10,000	—
Payments on related party revolving promissory note	(480,000)	(120,000)
Proceeds from term loans, net of issuance costs	836,697	—
Proceeds from 6.875% senior notes, net of issuance costs	637,337	—
Borrowings of other debt	8,222	5,471
Principal payments on other debt	(7,888)	(5,782)
Exercise of stock options	—	3,340
Repurchase of common shares	—	(5,322)
Distributions to and purchases of non-controlling interests	(4,226)	(4,522)
Proceeds from Initial Public Offering	511,198	—
Dividend to Parent	(1,535,683)	—
Contributions from Parent	3,407	1,825
Net cash used in financing activities	(20,936)	(124,990)
Net increase (decrease) in cash	105,448	(13,977)
Cash at beginning of period	31,374	37,657
Cash at end of period	$136,822	$23,680
Supplemental information
Cash paid for interest	$34,221	$33,988
Cash paid for taxes	$49,337	$50,044

The accompanying notes are an integral part of these condensed consolidated financial statements.

Concentra Group Holdings Parent, Inc.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.    Organization
Concentra Group Holdings Parent, LLC (“Concentra Group Holdings Parent” or “Concentra”) was formed in October 2017 and converted to a Delaware corporation, Concentra Group Holdings Parent, Inc., on March 4, 2024. At the time of formation, Concentra Group Holdings Parent elected to be taxed as a corporation. The Company conducts substantially all of its business through Concentra Inc. and its subsidiaries. Concentra Group Holdings Parent and its subsidiaries are collectively referred to as the “Company.”
The Company is the largest provider of occupational health services in the United States based on number of facilities. As of September 30, 2024, the Company operated 549 occupational health centers and 156 onsite health clinics at employer worksites in 42 states. The Company provides a diverse and comprehensive array of occupational health services, including workers’ compensation and employers services, and consumer health services.
The Company currently operates as an operating segment of Select Medical Corporation (“Select” or the “Parent”). As of September 30, 2024, Select owns 81.74% of the outstanding common shares of the Company on a fully diluted basis.
On January 3, 2024, Select announced its intention to separate the Company into a new, publicly traded company through a spin-off distribution in 2024. On February 27, 2024, Select received a private letter ruling from the U.S. Internal Revenue Service to the effect that the distribution of the Company’s common stock to Select and its stockholders will be tax-free for U.S. federal income tax purposes. On March 4, 2024, the member interests of the Company converted to common shares on a one-for-one basis. On June 24, 2024, the Company’s Board of Directors approved a reverse stock split at a ratio of one share of common stock for every 4.295 shares of common stock, which was effectuated on June 25, 2024. In accordance with ASC 260, Earnings Per Share, the recapitalization of the Company into a stock corporation and the reverse stock split have been retrospectively reflected in the Company’s earnings per unit calculation for all periods presented, see Note 10, Earning per Share.
On July 26, 2024, the Company completed an initial public offering (“IPO”) of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for the net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of the Company’s common stock for net proceeds of $16.7 million after deducting underwriting discounts and commission of $1.0 million. See Note 6, Long-Term Debt and Notes Payable for information on the related debt transactions. The net proceeds of the IPO and the debt financing transactions, except for $34.7 million, were paid to Select through the issuance of a dividend, the repayment in full of the $420.0 million revolving promissory note outstanding, and the repayment in full of a new promissory note issued.
2.    Accounting Policies
Basis of Presentation and Consolidation
The Company has historically operated as part of Select. The unaudited condensed consolidated financial statements of the Company have been prepared from Select’s historical accounting records and are derived from the condensed consolidated financial statements of Select to present the Company as if it had been operating on a standalone basis. The unaudited condensed consolidated financial statements of the Company as of September 30, 2024, and for the three and nine month periods ended September 30, 2024 and 2023, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.

The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2024. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s registration statement on Form S-1, as amended (File No. 333-280242) (the “Registration Statement”).

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
The condensed consolidated financial statements include the accounts of the Company and the subsidiaries and variable interest entities in which the Company has a controlling financial interest. All intercompany balances and transactions within the Company are eliminated in consolidation. Transactions between the Company and Select have been included in these consolidated financial statements. The transfers with Select are expected to be settled in cash, other than the assumed income tax settlement noted above, and are reflected within the consolidated statement of cash flows as an operating or financing activity determined by the nature of the transaction. Select’s third-party debt and related interest expense have not been attributed to the Company because the Company is not the primary legal obligor of the debt and the borrowings are not specifically identifiable to the Company. However, the Company was a guarantor for Select’s senior notes and credit facilities until the guarantee was released at the closing of the IPO. The Company maintains its own cash management system and does not participate in a centralized cash management arrangement with Select.
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
The Company will adopt ASU 2023-07 beginning with our annual reporting period ending December 31, 2024. The ASU is required to be applied retrospectively to all periods presented in the financial statements. The Company is currently reviewing ASU 2023-07, but does not expect it to have a significant impact on the disclosures in our consolidated financial statements.
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

Expense Disaggregation
In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The ASU requires entities to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendment also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses.
The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027; however early adoption is permitted. The ASU can be applied either prospectively or retrospectively. The Company is currently reviewing the impact that ASU 2024-03 will have on the disclosures in our consolidated financial statements.
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
3.    Redeemable Non-Controlling Interests
The Company’s redeemable non-controlling interests are comprised of membership interests held by equity holders other than the Company in five less than wholly-owned subsidiaries. These interests are subject to redemption rights. The changes in redeemable non-controlling interests are as follows:

	2024	2023
	(in thousands)
Balance as of January 1	$16,477	$16,772
Net income attributable to redeemable non-controlling interests	1,053	914
Distributions to and purchases of redeemable non-controlling interests	(1,174)	(1,656)
Redemption value adjustment on redeemable non-controlling interests	1,901	436
Balance as of March 31	$18,257	$16,466
Net income attributable to redeemable non-controlling interests	1,078	993
Distributions to and purchases of redeemable non-controlling interests	(793)	(610)
Redemption value adjustment on redeemable non-controlling interests	(132)	3
Balance as of June 30	$18,410	$16,852
Net income attributable to redeemable non-controlling interests	1,109	1,020
Distributions to and purchases of redeemable non-controlling interests	(1,397)	(1,073)
Redemption value adjustment on redeemable non-controlling interests	—	188
Balance as of September 30	$18,122	$16,987
4.    Variable Interest Entities
Certain states prohibit the “corporate practice of medicine,” which restricts the Company from owning medical practices that directly employ physicians and from exercising control over medical decisions by physicians. In these states, the Company enters into long-term management agreements with affiliated professional medical groups (referred to as “Managed PCs”) that are owned by licensed physicians which, in turn, employ or contract with physicians who provide professional medical services in its occupational health centers. The Company also enters into a stock transfer restriction agreement with the respective equity holders, which provide for the Company to direct the transfer of ownership of the Managed PCs to other licensed physicians at any time. The long-term management agreements provide for various administrative and management services to be provided by the Company to the Managed PCs, including, but not limited to, billing and collections, accounting, non-physician personnel, supplies, security and maintenance, and insurance. The Company has the right to receive income as an ongoing management fee, and effectively absorbs all of the residual interests of the Managed PCs. Based on the provisions of the management and stock transfer agreements, the Managed PCs are variable interest entities for which the Company is the primary beneficiary and consolidates the Managed PCs under the variable interest entity model. There are no restrictions on the use of the assets of the Managed PCs or on the settlement of its liabilities. Additionally, the Company fully indemnifies the licensed physician owners from all claims, demands, costs, damages, losses, liabilities, and other amounts arising from the ownership and operation of the medical practices, excluding gross negligence.

As of September 30, 2024, and December 31, 2023, the total assets of the Company’s variable interest entities were $228.2 million and $212.3 million, respectively, and are principally comprised of accounts receivable. As of September 30, 2024, and December 31, 2023, the total liabilities of the Company’s variable interest entities were $49.3 million and $56.4 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $179.6 million and $156.2 million as of September 30, 2024, and December 31, 2023, respectively. These intercompany balances are eliminated in consolidation.
5.    Leases
The Company’s total lease cost is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Operating lease cost	$25,585	$24,545	$75,452	$72,969
Finance lease cost:
Amortization of right-of-use assets	90	244	410	756
Interest on lease liabilities	54	96	186	299
Variable lease cost	5,167	5,005	15,716	15,039
Total lease cost	$30,896	$29,890	$91,764	$89,063
6.     Long-Term Debt
As of September 30, 2024, the Company’s long-term debt is as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value	Fair Value
	(in thousands)
6.875% senior notes	$650,000	$—	$(12,316)	$637,684	$681,493
Credit facilities:
Term loan	850,000	(1,034)	(11,918)	837,048	847,875
Other debt(1)	7,615	—	—	7,615	7,615
Total debt	$1,507,615	$(1,034)	$(24,234)	$1,482,347	$1,536,983
_______________________________________________________________________________
(1)        Other debt is primarily comprised of insurance financing arrangements, promissory notes executed in connection with business combinations, and finance leases.
As of September 30, 2024, principal maturities of the Company’s long-term debt is as follows:

	2024	2025	2026	2027	2028	Thereafter	Total
	(in thousands)
6.875% senior notes	$—	$—	$—	$—	$—	$650,000	$650,000
Credit facilities:
Term loan	2,125	8,500	8,500	8,500	8,500	813,875	850,000
Other debt, including finance leases	1,874	1,570	672	718	768	2,013	7,615
Total debt	$3,999	$10,070	$9,172	$9,218	$9,268	$1,465,888	$1,507,615
As of December 31, 2023, the Company’s long-term debt and notes payable are as follows:

December 31, 2023
(in thousands)
Long-term revolving promissory note with related party	$470,000
Other debt(1)	4,746
Total debt	$474,746
_______________________________________________________________________________
(1)        Other debt is primarily comprised of insurance financing arrangements, promissory notes executed in connection with business combinations, and finance leases.

Credit Facilities
On July 26, 2024, Concentra Health Services, Inc. (“CHSI”), a wholly-owned subsidiary of Concentra, entered into a senior secured credit agreement (the “Concentra credit agreement”) that provides for an $850.0 million term loan (the “Concentra term loan”), and a $400.0 million revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit (the “Concentra revolving credit facility” and, together with the Concentra term loan, the “Concentra credit facilities”).
Borrowings under the Concentra credit facilities are guaranteed by the Company and substantially all of the Company’s current domestic subsidiaries and will be guaranteed by CHSI’s future domestic subsidiaries and secured by substantially all of the Company’s existing and future property and assets and by a pledge of the Company’s capital stock, the capital stock of CHSI’s domestic subsidiaries and up to 65% of the capital stock of CHSI’s foreign subsidiaries held directly by CHSI or a domestic subsidiary.
Borrowings under the Concentra credit agreement bear interest at a rate equal to: (i) in the case of the Concentra term loan, Term SOFR plus a percentage ranging from 2.00% to 2.25%, or Alternate Base Rate plus a percentage ranging from 1.00% to 1.25%, in each case based on CHSI’s leverage ratio; and (ii) in the case of the Concentra revolving credit facility, Term SOFR plus a percentage ranging from 2.25% to 2.75%, or Alternate Base Rate plus a percentage ranging from 1.25% to 1.75%, in each case based on CHSI’s leverage ratio, as defined in the Concentra credit agreement. As of September 30, 2024, the term loan borrowings bear interest at 7.10%. The Company did not have any outstanding borrowings under its revolving credit facility. At September 30, 2024, the Company had $386.4 million of availability under its revolving credit facility after giving effect to $13.6 million of outstanding letters of credit.
The Concentra term loan amortizes in equal quarterly installments in amounts equal to 0.25% of the aggregate original principal amount of the Concentra term loan commencing on December 31, 2024. The balance of the Concentra term loan will be payable on July 26, 2031. The Concentra revolving credit facility will mature on July 26, 2029.
The Concentra credit facilities require CHSI to maintain a leverage ratio (as defined in the Concentra credit agreement), which is tested quarterly and currently must not be greater than 6.50 to 1.00. Failure to comply with this covenant would result in an event of default under the revolving credit facility and, absent a waiver or an amendment from the revolving lenders, preclude CHSI from making further borrowings under the Concentra revolving credit facility and permit the revolving lenders to accelerate all outstanding borrowings under the Concentra revolving credit facility. Upon termination of the commitments for the Concentra revolving credit facility and acceleration of all outstanding borrowings thereunder, failure to comply with the covenant also would constitute an event of default with respect to the Concentra term loan.
The Concentra credit facilities also contain a number of other affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Concentra credit facilities contain events of default for non-payment of principal and interest when due, cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control. As of September 30, 2024, the Company was in compliance with all debt covenants.
Prepayment of borrowings
CHSI will be required to prepay borrowings under the Concentra credit facilities with (i) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and, to the extent required, the payment of certain indebtedness secured by liens subject to a first lien intercreditor agreement if CHSI’s total net leverage ratio is greater than 4.50 to 1.00 and 50% of such net cash proceeds if our total net leverage ratio is less than or equal to 4.50 to 1.00 and greater than 4.00 to 1.00, (ii) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) 50% of excess cash flow (as defined in the Credit Agreement) if CHSI’s leverage ratio is greater than 4.50 to 1.00 and 25% of excess cash flow if CHSI’s leverage ratio is less than or equal to 4.50 to 1.00 and greater than 4.00 to 1.00, in each case, reduced by the aggregate amount of term loans, revolving loans and certain other debt optionally prepaid (and, in the case of revolving loans, accompanied by a reduction in the related commitment) during the applicable fiscal year. CHSI will not be required to prepay borrowings with excess cash flow or the net cash proceeds of asset sales if CHSI’s leverage ratio is less than or equal to 4.00 to 1.00.

6.875% Senior Notes
On July 11, 2024, the Company completed a private offering by its wholly-owned subsidiary, Concentra Escrow Issuer Corporation (the “Escrow Issuer”), of $650.0 million aggregate principal amount of 6.875% senior notes due July 15, 2032 (the “Concentra senior notes”). On July 26, 2024, the Escrow Issuer merged with and into CHSI, with CHSI continuing as the surviving entity, and CHSI assumed all of the Escrow Issuer’s obligations under the Concentra senior notes. The Concentra senior notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and certain of its wholly-owned subsidiaries. Interest on the Concentra senior notes accrues at a rate of 6.875% per annum and is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2025.
Long-term revolving promissory note with related party
A portion of the net proceeds of the IPO, further discussed in Note 1, Organization, was used to repay in full the long-term revolving promissory note with Select.
7.    Accrued and Other Liabilities
The following table sets forth the components of accrued and other liabilities:

	September 30, 2024	December 31, 2023
	(in thousands)
Accrued payroll	$47,558	$62,824
Accrued vacation	42,949	41,488
Accrued other	65,461	71,755
Income taxes payable	622	399
Accrued and other liabilities	$156,590	$176,466
8.    Fair Value of Financial Instruments
Financial instruments which are measured at fair value, or for which a fair value is disclosed, are classified in the fair value hierarchy, as outlined below, on the basis of the observability of the inputs used in the fair value measurement:
•Level 1 – inputs are based upon quoted prices for identical instruments in active markets.
•Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be corroborated by observable market data.
•Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the instrument.
The Company does not measure its indebtedness at fair value in its condensed consolidated balance sheets. The fair value of the Concentra credit facilities is based on quoted market prices for this debt in the syndicated loan market. The fair value of the Concentra senior notes is based on quoted market prices. The carrying value of the Company’s other debt, as disclosed in Note 6 – Long-Term Debt, approximates fair value. There are no quoted market prices for the Company’s related party debt, and it is not practicable to estimate its fair value.

		September 30, 2024
Financial Instrument	Level	Carrying Value	Fair Value
		(in thousands)
6.875% senior notes	Level 2	$637,684	$681,493
Credit facilities:
Term loan	Level 2	$837,048	$847,875
The Company’s other financial instruments, which primarily consist of cash and cash equivalents, accounts receivable, and accounts payable, approximate fair value because of the short-term maturities of these instruments.

9.    Revenue
The following table disaggregates the Company’s revenue for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)
Occupational health centers:
Workers’ compensation	$298,681	$285,939	$866,952	$832,833
Employer services	154,809	153,473	458,849	458,810
Consumer health	7,332	7,162	23,327	23,150
Other occupational health center revenue	2,239	1,866	6,245	6,538
Total occupational health center revenue	463,061	448,440	1,355,373	1,321,331
Onsite health clinics	15,593	15,005	46,989	44,255
Other	10,984	10,519	32,789	31,755
Total revenue	$489,638	$473,964	$1,435,151	$1,397,341
10.    Earnings per Share
At September 30, 2024, the Company’s capital structure consists of common stock. There were no participating shares or securities outstanding during the three and nine months ended September 30, 2024.
The following table sets forth the computation of earnings per share (“EPS”) in 2024:

	Three Months Ended September 30, 2024			Nine Months Ended September 30, 2024
	Net Income Attributable to the Company	Shares(1)	Basic and Diluted EPS	Net Income Attributable to the Company	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$44,338	120,765	$0.37	$145,031	109,691	$1.32
At September 30, 2023, the Company’s capital structure included Class A, B, and C units outstanding and unvested restricted interests and outstanding options. To calculate EPS for the three and nine months ended September 30, 2023, the Company applied the two-class method because its unvested restricted interests and outstanding options were participating securities.
The following table sets forth the net income attributable to the Company, its units outstanding, and its participating units outstanding:

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
	(in thousands)
Net income	$54,424	$155,887
Less: Net income attributable to non-controlling interests	1,318	3,775
Net income attributable to the Company	53,106	152,112
Less: Distributed and undistributed income attributable to participating shares	66	356
Distributed and undistributed income attributable to outstanding shares	$53,040	$151,756

The following table sets forth the computation of EPS in 2023, under the two-class method:

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Net Income Allocation	Shares(1)(2)	Basic and Diluted EPS	Net Income Allocation	Shares(1)(2)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Outstanding Class A, Class B, and Class C shares	$53,040	104,035	$0.51	$151,756	103,980	$1.46
Participating shares	66	130	$0.51	356	244	$1.46
Total Company	$53,106			$152,112
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
11.    Related Party Transactions
Separation Agreements
In connection with the IPO, and described in the Registration Statement, Select and Concentra entered into a separation agreement, a transition services agreement, a tax matters agreement, and an employee matters agreement on July 26, 2024, which effects the separation of the Company’s business from Select and provides a framework for the Company’s relationship with Select after the separation.
Shared Services Agreement - cost allocations from Select
The Company pays Select a fee for the shared support functions provided on a centralized basis by Select and its affiliates. Prior to the IPO, the shared services fee was reassessed and adjusted annually. The transition services agreement, which became effective concurrently with the IPO, provides the framework for the services provided and the fee incurred. For the three months ended September 30, 2024 and 2023, the shared service fees were $3.8 million and $3.6 million, respectively. For the nine months ended September 30, 2024 and 2023, the shared service fees were $11.5 million and $11.0 million, respectively. These cost allocations reasonably reflect the services and the benefits derived for the periods presented. These allocations may not be indicative of the actual expenses that would have been incurred as a stand-alone entity.
12.    Commitments and Contingencies
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

Physical Therapy Billing. On October 7, 2021, Select received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating Select in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to Select’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from Select. In October and December 2021, the DOJ requested, and Select furnished, records relating to six of Select’s outpatient therapy clinics in Florida. In 2022 and 2023, the DOJ requested certain data relating to all of Select’s outpatient therapy clinics nationwide, and sought information about the Company’s ability to produce additional data relating to the physical therapy services furnished by Select’s outpatient therapy clinics and the Company. The Company has produced data and other documents requested by the DOJ and is fully cooperating on this investigation. In May 2024, by order of the U.S. District Court for the Middle District of Florida, a qui tam lawsuit that is related to the DOJ’s investigation was unsealed after the U.S. filed a notice declining to intervene in the case, but stating that its investigation is continuing and reserving its right to intervene at a later date. The lawsuit, filed in May 2021 and amended in October 2021 and July 2024, was brought by Kathleen Kane, a physical therapist formerly employed in Select’s outpatient division, against Select Medical Corporation, Select Physical Therapy Holdings, Inc. and Select Employment Services, Inc. The amended complaint alleges that the defendants billed federally funded health programs for one-on-one therapy services when group therapy was performed or overbilled for one-on-one therapy services, and billed for unreimbursable unskilled physical therapy services. In September 2024, the Company filed a motion to dismiss the amended complaint on multiple grounds. At this time, the Company is unable to predict the timing and outcome of this matter.
California Department of Insurance Investigation. On February 5, 2024, the Company received a subpoena from the California Department of Insurance relating to an investigation under the California Insurance Frauds Prevention Act, Cal. Ins. Code § 1871.7 et seq., which allows a whistleblower to file a false claims lawsuit based on the submission of false or fraudulent claims to insurance companies. The subpoena seeks documentation relating mainly to the Company’s billing and coding for physical therapy claims submitted to commercial insurers and workers’ compensation carriers located or doing business in California. The Company has produced data and other documents requested by the California Department of Insurance and intends to fully cooperate with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
Perry Johnson & Associates, Inc. Data Breach. On November 10, 2023, Perry Johnson & Associates, Inc., a third-party vendor of health information technology solutions that provides medical transcription services (“PJ&A”), notified Concentra Health Services, Inc. (“Concentra”) that certain information related to particular Concentra patients was potentially affected by a cybersecurity event. In February 2024, Concentra sent notices to almost four million patients who may have been impacted by the data breach. During the first quarter of 2024, Concentra became aware of six putative class action lawsuits filed against PJ&A and Concentra related to the data breach. Five of the putative class action lawsuits have been transferred to the U.S. District Court for the Eastern District of New York and consolidated with the one class action lawsuit pending there. Plaintiffs filed a Consolidated Class Action Complaint on August 19, 2024 against PJ&A, Concentra, Select Medical Holdings Corporation and other unrelated defendants under the caption In re Perry Johnson & Associates Medical Transcription Data Security Breach Litigation (“Consolidated Complaint”). The Consolidated Complaint alleges that the plaintiffs have suffered injuries and damages under theories of negligence, breach of contract, and failure to comply with statutory duties, including duties under HIPAA, FTC guidelines and industry standards, and various state consumer protection and deceptive trade practice laws. The Company is working with its cybersecurity risk insurance policy carrier and does not believe that the data breach or the lawsuits will have a material impact on its operations or financial performance. However, at this time, the Company is unable to predict the timing and outcome of these matters.
13.    Subsequent Events
On October 28, 2024, the Company’s Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable November 22, 2024, to stockholders of record as of the close of business on November 13, 2024.

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
Overview
We were founded in 1979 and have grown to be the largest provider of occupational health services in the United States by number of locations. Our national presence enables us to provide access to high-quality care that supports our mission to improve the health of America’s workforce. As of September 30, 2024, we operated 549 stand-alone occupational health centers in 41 states and 156 onsite health clinics at employer worksites in 36 states. We also have expanded our reach via our telemedicine program serving 43 states and the District of Columbia. In total, we deliver services across 45 states and the District of Columbia. Our patients are generally employed by our main customers — employers across the United States.
Our business is organized into three operating segments based primarily on the type or location of occupational health services provided:
•Occupational Health Centers: Our Occupational Health Centers operating segment encompasses the occupational health services we deliver at our 549 health center facilities across the United States. In this operating segment, we serve all types of employers, from Fortune 500 to small businesses. The occupational health services provided in this operating segment include Workers’ Compensation and Employer Services and we also provide Consumer Health services.
•Onsite Health Clinics: Our Onsite Health Clinics operating segment delivers occupational health services and/or employer-sponsored primary care services at an employer’s workplace, including mobile health services and episodic specialty testing services. We deliver our services at 156 on-site locations. In this operating segment, we serve medium to large-sized employers.
•Other Businesses: Our Other Businesses operating segment is comprised of several complementary services to our core occupational health services offering and includes Concentra Telemed, Concentra Pharmacy, and Concentra Medical Compliance Administration. In this operating segment, we serve all types of employers.

All three operating segments are aggregated into a single reportable segment in our condensed consolidated financial statements based on similar services provided, service delivery process involved, target customers, and similar economic characteristics. The percentage of revenue for each of the three and nine months ended September 30, 2024 and 2023, of our Occupational Health Centers, Onsite Health Clinics and Other Businesses segments are represented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Occupational Health Centers	95%	95%	95%	95%
Onsite Health Clinics	3%	3%	3%	3%
Other Businesses	2%	2%	2%	2%
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
The following table sets forth the percentage of our overall visits per day (“VPD”) volume in our Occupational Health Center operating segment by service offering, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Workers’ compensation services	45%	44%	45%	44%
Employer services	53%	54%	53%	54%
Consumer health services	2%	2%	2%	2%
The following table sets forth the percentage of visit-related revenue in our Occupational Health Center operating segment by service offering, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Workers’ compensation services	65%	64%	64%	63%
Employer services	33%	34%	34%	35%
Consumer health services	2%	2%	2%	2%
Initial Public Offering and Debt Transactions
On July 26, 2024, the Company completed an IPO of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of the Company’s common stock for net proceeds of $16.7 million after deducting underwriting discounts and commission of $1.0 million. The Company’s shares began trading on the New York Stock Exchange under the symbol “CON” on July 25, 2024. In connection with the IPO, Concentra Health Services, Inc. (“CHSI”), entered into certain financing arrangements which include the Concentra credit facilities of $1,250.0 million and a private offering of $650.0 million aggregate principal amount of 6.875% Senior Notes due 2032. The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Concentra and certain of its wholly-owned subsidiaries. The Concentra credit facilities consist of the Concentra term loan of $850.0 million and the Concentra revolving credit facility of $400.0 million. The Concentra revolving credit facility was undrawn at the closing of the IPO. The Concentra term loan matures on July 26, 2031, and has an interest rate of Term SOFR plus 2.25%, subject to a leverage-based pricing grid. The Concentra revolving credit facility matures on July 26, 2029, and has an interest rate of Term SOFR plus 2.50%, subject to a leverage-based pricing grid.

The net proceeds of the IPO and the debt financing transactions, except for $34.7 million, were paid to Select Medical Corporation (“Select”) through the issuance of a dividend, the repayment in full of the $420.0 million revolving promissory note outstanding, and the repayment in full of a new promissory note issued subsequent in contemplation of the IPO.

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
The following table sets forth operating statistics for our Occupational Health Centers operating segment for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023	% Change	2024	2023		% Change
Number of patient visits
Workers’ Compensation	1,476,486		1,451,115	1.7%	4,364,824	4,276,717		2.1%
Employer Services	1,728,720		1,775,181	(2.6)%	5,090,410	5,316,724		(4.3)%
Consumer Health	53,399		54,746	(2.5)%	173,281	173,440		(0.1)%
Total	3,258,605		3,281,042	(0.7)%	9,628,515	9,766,881		(1.4)%
VPD Volume
Workers’ Compensation	23,070		23,034	0.2%	22,733	22,391		1.5%
Employer Services	27,011		28,177	(4.1)%	26,513	27,836		(4.8)%
Consumer Health	834		869	(4.0)%	903	908		(0.6)%
Total	50,916	(a)	52,080	(2.2)%	50,149	51,136	(a)	(1.9)%
Revenue per visit
Workers’ Compensation	$202.29		$197.05	2.7%	$198.62	$194.74		2.0%
Employer Services	89.55		86.45	3.6%	90.14	86.30		4.4%
Consumer Health	137.30		130.82	5.0%	134.62	133.47		0.9%
Total	$141.42		$136.11	3.9%	$140.12	$134.62		4.1%
Business Days	64		63		192	191
______________________________________________________________________________
(a)    Does not total due to rounding.

Facility Counts
The following table sets forth facility counts for our Occupational Health Centers and Onsite Health Clinics operating segments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Number of occupational health centers—start of period	547	540	544	540
Number of occupational health centers acquired	1	—	3	1
Number of occupational health centers de novos	1	—	3	—
Number of occupational health centers closed/sold	—	(1)	(1)	(2)
Number of occupational health centers—end of period	549	539	549	539
Number of onsite health clinics operated—end of period	156	145	156	145

Results of Operations
The following table sets forth our consolidated results of operations, including as a percentage of revenue, for the periods indicated (in thousands):

	Three Months Ended September 30,
	2024		2023
	Amount	Percent	Amount	Percent
Revenue	$489,638	100.0%	$473,964	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	351,103	71.7	336,812	71.1
General and administrative, exclusive of depreciation and amortization	37,088	7.6	38,245	8.1
Depreciation and amortization	15,213	3.1	17,959	3.7
Total costs and expenses	403,404	82.4	393,016	82.9
Income from operations	86,234	17.6	80,948	17.1
Other income and expense:
Interest expense on related party debt	(2,691)	(0.5)	(11,255)	(2.4)
Interest expense	(21,369)	(4.4)	(64)	(0.0)
Income before income taxes	62,174	12.7	69,629	14.7
Income tax expense	16,415	3.4	15,205	3.2
Net income	45,759	9.3	54,424	11.5
Less: Net income attributable to non-controlling interests	1,421	0.3	1,318	0.3
Net income attributable to the Company	44,338	9.1%	53,106	11.2%

	Nine Months Ended September 30,
	2024		2023
	Amount	Percent	Amount	Percent
Revenue	$1,435,151	100.0%	$1,397,341	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,027,366	71.6	994,726	71.2
General and administrative, exclusive of depreciation and amortization	110,825	7.7	109,898	7.9
Depreciation and amortization	51,568	3.6	54,552	3.8
Total costs and expenses	1,189,759	82.9	1,159,176	82.9
Other operating income	284	0.0	151	0.0
Income from operations	245,676	17.1	238,316	17.1
Other income and expense:
Equity in losses of unconsolidated subsidiaries	(3,676)	(0.3)	(526)	(0.0)
Interest expense on related party debt	(21,980)	(1.5)	(33,831)	(2.5)
Interest expense	(21,275)	(1.5)	(108)	(0.0)
Income before income taxes	198,745	13.8	203,851	14.6
Income tax expense	49,648	3.4	47,964	3.4
Net income	149,097	10.4	155,887	11.2
Less: Net income attributable to non-controlling interests	4,066	0.3	3,775	0.3
Net income attributable to the Company	145,031	10.1%	152,112	10.9%

Three Months Ended September 30, 2024, Compared to Three Months Ended September 30, 2023
Revenue
Revenue increased 3.3% to $489.6 million for the three months ended September 30, 2024, compared to $474.0 million for the three months ended September 30, 2023, driven primarily by the increase in revenue per visit, as described below.
Our patient visits were 3,258,605 for the three months ended September 30, 2024, compared to 3,281,042 visits for the three months ended September 30, 2023. Total VPD volume was 50,916 for the three months ended September 30, 2024, compared to 52,080 for the three months ended September 30, 2023. Workers’ compensation VPD volume increased 0.2% to 23,070 from 23,034, employer services VPD volume decreased 4.1% to 27,011 from 28,177, and consumer health VPD volume decreased 4.0% to 834 from 869, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
Revenue per visit increased 3.9% to $141.42 for the three months ended September 30, 2024, compared to $136.11 for the three months ended September 30, 2023. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, increases in our employer services rates, and a favorable mix of visit types by service line for the three months ended September 30, 2024. Revenue per visit for workers’ compensation visits increased 2.7% to $202.29 from $197.05, revenue per visit for employer services visits increased 3.6% to $89.55 from $86.45 and revenue per visit for consumer health visits increased by 5.0% to $137.30 from $130.82, for the three months ended September 30, 2024, compared to the three months ended September 30, 2023.
Cost of Services, Exclusive of Depreciation and Amortization
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services was $351.1 million, or 71.7% of revenue, for the three months ended September 30, 2024, compared to $336.8 million, or 71.1% of revenue, for the three months ended September 30, 2023.
General and Administrative, Exclusive of Depreciation and Amortization
General and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, facilities, and other administrative areas as well as executive compensation. Our general and administrative expenses were $37.1 million, or 7.6% of revenue, for the three months ended September 30, 2024, compared to $38.2 million, or 8.1% of revenue, for the three months ended September 30, 2023.
Depreciation and Amortization
Depreciation and amortization expense was $15.2 million for the three months ended September 30, 2024, compared to $18.0 million for the three months ended September 30, 2023.
Interest Expense on Related Party Debt
For the three months ended September 30, 2024, we had interest expense on our related party debt with Select of $2.7 million, compared to $11.3 million for the three months ended September 30, 2023. The decrease in interest expense is due to the payoff of the revolving promissory note with Select during the three months ended September 30, 2024, as discussed further in Note 1, Organization.
Interest Expense
For the three months ended September 30, 2024, we had interest expense of $21.4 million, compared to $0.1 million for the three months ended September 30, 2023. The increase in interest expense was due to the issuance of an $850.0 million term loan and $650.0 million senior notes in July 2024, as described in Note 6, Long-Term Debt.
Income Taxes
We recorded income tax expense of $16.4 million for the three months ended September 30, 2024, which represented an effective tax rate of 26.4%. We recorded income tax expense of $15.2 million for the three months ended September 30, 2023, which represented an effective tax rate of 21.8%. Our income tax expense is computed based on annual estimates which we allocate throughout the year based on our income. This intra-period tax allocation may cause our effective tax rate to reflect variances when compared to the prior year as estimates of our annual income and the components of our income tax expense change throughout the year.

Nine Months Ended September 30, 2024, Compared to Nine Months Ended September 30, 2023
Revenue
Revenue increased 2.7% to $1,435.2 million for the nine months ended September 30, 2024, compared to $1,397.3 million for the nine months ended September 30, 2023, driven primarily by the increase in revenue per visit, as described below.
Our patient visits were 9,628,515 for the nine months ended September 30, 2024, compared to 9,766,881 visits for the nine months ended September 30, 2023. Total VPD volume was 50,149 for the nine months ended September 30, 2024, compared to 51,136 for the nine months ended September 30, 2023. Workers’ compensation VPD volume increased 1.5% to 22,733 from 22,391, employer services VPD volume decreased 4.8% to 26,513 from 27,836, and consumer health VPD volume decreased 0.6% to 903 from 908, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Revenue per visit increased 4.1% to $140.12 for the nine months ended September 30, 2024, compared to $134.62 for the nine months ended September 30, 2023. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, increases in our employer services rates, and a favorable mix of visit types by service line for the nine months ended September 30, 2024. Revenue per visit for workers’ compensation visits increased 2.0% to $198.62 from $194.74, revenue per visit for employer services visits increased 4.4% to $90.14 from $86.30 and revenue per visit for consumer health visits increased by 0.9% to $134.62 from $133.47, for the nine months ended September 30, 2024, compared to the nine months ended September 30, 2023.
Cost of Services, Exclusive of Depreciation and Amortization
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services was $1,027.4 million, or 71.6% of revenue, for the nine months ended September 30, 2024, compared to $994.7 million, or 71.2% of revenue, for the nine months ended September 30, 2023.
General and Administrative, Exclusive of Depreciation and Amortization
General and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, facilities, and other administrative areas as well as executive compensation. Our general and administrative expenses were $110.8 million, or 7.7% of revenue, for the nine months ended September 30, 2024, compared to $109.9 million, or 7.9% of revenue, for the nine months ended September 30, 2023.
Depreciation and Amortization
Depreciation and amortization expense was $51.6 million for the nine months ended September 30, 2024, compared to $54.6 million for the nine months ended September 30, 2023.
Other Operating Income
For the nine months ended September 30, 2024, we had other operating income of $0.3 million, compared to $0.2 million for the nine months ended September 30, 2023.
Equity in Losses of Unconsolidated Subsidiaries
For the nine months ended September 30, 2024, we had equity in losses of unconsolidated subsidiaries of $3.7 million, compared to $0.5 million for the nine months ended September 30, 2023. The increase in equity in losses is attributable to the impairment of an investment during the nine months ended September 30, 2024.
Interest Expense on Related Party Debt
For the nine months ended September 30, 2024, we had interest expense on our related party debt with Select of $22.0 million, compared to $33.8 million for the nine months ended September 30, 2023. The decrease in interest expense is due to the payoff of the revolving promissory note with Select during the nine months ended September 30, 2024, as discussed further in Note 1, Organization.

Interest Expense
For the nine months ended September 30, 2024, we had interest expense of $21.3 million, compared to $0.1 million for the nine months ended September 30, 2023. The increase in interest expense was due to the issuance of an $850.0 million term loan and $650.0 million senior notes in July 2024, as described in Note 6, Long-Term Debt.
Income Taxes
We recorded income tax expense of $49.6 million for the nine months ended September 30, 2024, which represented an effective tax rate of 25.0%. We recorded income tax expense of $48.0 million for the nine months ended September 30, 2023, which represented an effective tax rate of 23.5%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except for percentages)
Reconciliation of Adjusted EBITDA
Net income	$45,759	$54,424	$149,097	$155,887
Income tax expense	16,415	15,205	49,648	47,964
Interest expense	21,369	64	21,275	108
Interest expense on related party debt	2,691	11,255	21,980	33,831
Equity in losses of unconsolidated subsidiaries	—	—	3,676	526
Stock compensation expense	168	—	500	178
Depreciation and amortization	15,213	17,959	51,568	54,552
Separation transaction costs (a)	(44)	—	1,569	—
Adjusted EBITDA	$101,571	$98,907	$299,313	$293,046
Adjusted EBITDA margin	20.7%	20.9%	20.9%	21.0%
Net income margin	9.3%	11.5%	10.4%	11.2%
_______________________________________________________________________________
(a)    Separation transaction costs represent incremental consulting, legal, and audit-related fees incurred in connection with the Company’s planned separation into a new, publicly traded company and are included within general and administrative expenses on the Condensed Consolidated Statements of Operations.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2024 and Nine Months Ended September 30, 2023
In the following table and analysis, we discuss cash flows from operating activities, investing activities, and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$180,963	$158,138
Net cash used in investing activities	(54,579)	(47,125)
Net cash used in financing activities	(20,936)	(124,990)
Net increase (decrease) in cash	105,448	(13,977)
Cash at beginning of period	31,374	37,657
Cash at end of period	$136,822	$23,680
Operating activities provided $181.0 million and $158.1 million of cash flows during the nine months ended September 30, 2024 and 2023, respectively. The increase in cash flows from operating activities for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023, resulted from increased collections on our accounts receivable.
Investing activities used $54.6 million and $47.1 million of cash flows for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, the principal uses of cash were $47.6 million for purchases of property and equipment and $7.0 million for acquisitions of businesses. For the nine months ended September 30, 2023, the principal uses of cash were $41.3 million for purchases of property and equipment and $4.4 million for purchases of customer relationships.
Financing activities used $20.9 million and $125.0 million of cash flows for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, the principal uses of cash were a $1,535.7 million dividend payment to Select and $470.0 million of net repayments on our related party revolving promissory note. The principal sources of cash were net proceeds from our term loans of $836.7 million, net proceeds from the issuance of our 6.875% senior notes of $637.3 million, and net proceeds from our initial public offering of $511.2 million. For the nine months ended September 30, 2023, the principal uses of cash were $120.0 million in payments on the related party revolving promissory note, principal payments on other debt of $5.8 million, and distributions to and purchases of non-controlling interests of $4.5 million, partially offset by $5.5 million in borrowings of other debt.
Capital Resources
We had net working capital of $140.4 million at September 30, 2024, compared to net working capital of $19.8 million at December 31, 2023. The increase in the net working capital surplus was principally due to increases in our cash and accounts receivable.
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
Credit Facilities
On July 26, 2024, CHSI entered into the Concentra credit agreement that provides for an $850.0 million term loan, and a $400.0 million revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit.
Borrowings under the Concentra credit agreement bear interest at a rate equal to: (i) in the case of the Concentra term loan, Term SOFR plus a percentage ranging from 2.00% to 2.25%, or Alternate Base Rate plus a percentage ranging from 1.00% to 1.25%, in each case based on CHSI’s leverage ratio; and (ii) in the case of the Concentra revolving credit facility, Term SOFR plus a percentage ranging from 2.25% to 2.75%, or Alternate Base Rate plus a percentage ranging from 1.25% to 1.75%, in each case on CHSI’s leverage ratio, as defined in the Concentra credit agreement.

The Concentra term loan amortizes in equal quarterly installments in amounts equal to 0.25% of the aggregate original principal amount of the Concentra term loan commencing on December 31, 2024. The balance of the Concentra term loan will be payable on July 26, 2031. The Concentra revolving credit facility will mature on July 26, 2029.
The Concentra credit facilities require CHSI to maintain a leverage ratio (as defined in the Concentra credit agreement), which is tested quarterly and currently must not be greater than 6.50 to 1.00. Failure to comply with this covenant would result in an event of default under the Concentra revolving credit facility, absent a waiver or amendment from the lenders. CHSI will be required to prepay borrowings under the Concentra credit facilities upon cash proceeds from asset sales or dispositions, issuance of additional debt obligations, and excess cash flows, further outlined in the credit agreement.
At September 30, 2024, the Company had outstanding borrowings under its term loan of $850.0 million (excluding unamortized original issue discounts and debt issuance costs of $13.0 million). The Company did not have any outstanding borrowings under its revolving facility. At September 30, 2024, the Company had $386.4 million of availability under its revolving credit facility after giving effect to $13.6 million of outstanding letters of credit.
6.875% Senior Notes
On July 11, 2024, the Company completed a private offering by its wholly-owned subsidiary, the Escrow Issuer, of $650.0 million aggregate principal amount of 6.875% senior notes due July 15, 2032. On July 26, 2024, Escrow Issuer merged with and into CHSI, with CHSI continuing as the surviving entity, and CHSI assumed all of the Escrow Issuer’s obligations under the senior notes. The Concentra senior notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and certain of its wholly-owned subsidiaries. Interest on the Concentra senior notes accrues at a rate of 6.875% per annum and is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2025.
Use of Capital Resources
From time to time we intend to pursue continued organic growth within our existing occupational health centers and onsite health clinics at employer worksites and to take advantage of opportunities to continue to grow our footprint and base of customers via strategic acquisitions and the opening of new centers in key areas. Such strategic acquisitions may be funded from operating cash flows, borrowing capacity under our revolving credit facility or other sources.
Liquidity
We believe our internally generated cash flows and borrowing capacity under our revolving facility will allow us to finance our operations in both the short and long term. As of September 30, 2024, we had cash of $136.8 million and $386.4 million of availability under the revolving facility after giving effect to $13.6 million of outstanding letters of credit.
During the third quarter of 2024, the net proceeds of the IPO and the debt financing transactions, except for $34.7 million, were paid to Select through the issuance of a dividend and the repayment of promissory notes.
We may from time to time seek to retire or purchase our outstanding debt through cash purchases and/or exchanges for equity securities, in open market purchases, privately negotiated transactions, tender offers or otherwise. Such repurchases or exchanges, if any, may be funded from operating cash flows or other sources and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.
Dividend
On October 28, 2024, the Company’s Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable November 22, 2024, to stockholders of record as of the close of business on November 13, 2024.
There is no assurance that future dividends will be declared. The declaration and payment of dividends in the future are at the discretion of the Company’s Board of Directors after taking into account various factors, including, but not limited to, the Company’s financial condition, operating results, available cash and current and anticipated cash needs, the terms of the Company’s indebtedness, and other factors the Company’s Board of Directors may deem to be relevant.
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
Interest Rate Risk
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our credit facilities, which bear interest rates that are indexed against Term SOFR. At September 30, 2024, we had outstanding borrowings under our credit facilities consisting of an $850.0 million term loan (excluding unamortized original issue discounts and debt issuance costs of $13.0 million). We had no outstanding borrowings under our revolving facility.
At September 30, 2024, each 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $2.1 million per year.
ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of September 30, 2024, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to the “Litigation” section contained within Note 12 – Commitments and Contingencies of the notes to our condensed consolidated financial statements included herein.
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
The shares sold in the offering were registered under the Securities Act pursuant to a registration statement on Form S-1 File No. 333-280242, which was declared effective by the SEC as of July 24, 2024. The aggregate offering price of common stock registered and sold under the registration statement was approximately $546.4 million (including shares issued pursuant to the underwriters’ option to purchase additional shares). Net proceeds from the IPO were approximately $516.3 million, after deducting underwriting discounts and commissions of $30.1 million. As contemplated by the Registration Statement, the Company used the net proceeds to repay in full the outstanding revolving promissory note with Select, as well as repay in full the promissory note issued to Select in contemplation of the IPO.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Dated:  November 6, 2024