Form 10-K
period 2024-12-31
Concentra Group Holdings Parent, Inc.
filed 2025-03-03
CIK 2014596

Use these links to rapidly review the document

INDEX TO FINANCIAL STATEMENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2024
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file numbers: 001-42188

CONCENTRA GROUP HOLDINGS PARENT, INC.
(Exact name of Registrant as specified in its Charter)

Delaware	30-1006613
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
5080 Spectrum Drive, Suite 1200W
Addison, TX, 75001
(Address of Principal Executive Offices and Zip Code)
(972) 364-8000
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value per share	CON	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously held financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The registrant completed the initial public offering of its common stock on July 25, 2024. Accordingly, there was no public market for the registrant’s common stock as of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter.
As of February 19, 2025, the number of shares outstanding of the registrant’s common stock was 128,125,952.
Unless the context indicates otherwise, any reference in this report to “Concentra” refers to Concentra Group Holdings Parent, Inc. and its subsidiaries. References to the “Company,” “we,” “us,” and “our” refer collectively to Concentra and its subsidiaries.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on or about May 1, 2025 will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2024, and is incorporated by reference in Part III of this Form 10-K.

CONCENTRA GROUP HOLDINGS PARENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

Forward-Looking Statements
This annual report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development activities; regulatory approvals; market position; market size and opportunity; expenditures; and the effects of the Separation and the Distribution on our business.
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
•Cost containment initiatives or state fee schedule changes undertaken by state workers’ compensation boards or commissions and other third-party payors;
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
•Significant legal actions could subject us to substantial uninsured liabilities;
•Litigation and other legal and regulatory proceedings in the course of our business that could adversely affect our business and financial statements;
•Insurance coverage may not be sufficient to cover losses we may incur;
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
•The impact of impairment of our goodwill and other intangible assets;

•Our ability to maintain satisfactory credit ratings;
•The effects of the Separation on our business;
•Our ability to achieve the expected benefits of and successfully execute the Separation and related transactions;
•Restrictions on our business, potential tax and indemnification liabilities and substantial charges in connection with the Separation and related transactions;
•The negative impact of public threats such as a global pandemic or widespread outbreak of an infectious disease similar to the COVID-19 pandemic;
•The loss of key members of our management team;
•Our ability to attract and retain talented, highly skilled employees and a diverse workforce, and on the succession of our senior management;
•Climate change, or legal, regulatory or market measures to address climate change;
•Increasing scrutiny and rapidly evolving expectations from stakeholders regarding ESG matters; and
•Changes in tax laws or exposures to additional tax liabilities.
You should also carefully read the risk factors described in the section of this annual report on Form 10-K entitled “Risk Factors” for a description of certain risks that could, among other things, cause our actual results to differ materially from those expressed or implied in our forward-looking statements. You should understand that it is not possible to predict or identify all such factors and you should not consider the risks described above to be a complete statement of all potential risks and uncertainties. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments, except as required by law.

Item 1.    Business.
Overview
We were founded in 1979 and have grown to be the largest provider of occupational health services in the United States by number of locations. Our national presence enables us to provide access to high-quality care that supports our mission to improve the health of America’s workforce. As of December 31, 2024, we operated 552 stand-alone occupational health centers in 41 states and 157 onsite health clinics at employer worksites in 36 states. We also have expanded our reach via our telemedicine program serving 44 states and the District of Columbia. In total, we deliver services across 45 states and the District of Columbia. We had approximately 11,000 colleagues and affiliated physicians and clinicians as of December 31, 2024 who supported the delivery of an extensive suite of services, including occupational and consumer health services and other direct-to-employer care to approximately 50,000 patients each business day on average during 2024. Our patients are generally employed by our main customers— employers across the United States.
Our business is organized into three operating segments: occupational health centers, onsite health clinics, and other businesses. The operating segments are based primarily on the type or location of occupational health services provided. All three operating segments are aggregated into a single reportable segment in our consolidated financial statements based on similar services provided, service delivery process involved, target customers, and similar economic characteristics. For the year ended December 31, 2024 our revenue was $1,900.2 million, with approximately 95% from occupational health centers, approximately 3% from onsite health clinics, and approximately 2% from other businesses. Across our operating segments, we offer a diverse and comprehensive array of services, including workers’ compensation, employer services and consumer health services.
Significant Events
Separation Announced
On January 3, 2024, Select Medical Holdings Corporation (“Select”), our former parent company, announced its intention to separate Concentra from its business. In connection with the Separation, we entered into the Separation Agreement, as further described in the section of this annual report on Form 10-K entitled “Certain Relationships and Related Person Transactions — Agreements to be Entered into in Connection with the Separation—Separation Agreement.” We entered into various other agreements with Select and its wholly-owned subsidiaries that, together with the Separation Agreement, provide for certain transactions and arrangements to effect the separation of our business from Select. We refer to these transactions, as further described in the section of this annual report on Form 10-K entitled “The Separation and Distribution Transactions — The Separation,” collectively as the “Separation.”
Initial Public Offering and Debt Transactions
On July 26, 2024, the Company completed an Initial Public Offering (“IPO”) of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of the Company’s common stock for net proceeds of $16.7 million after deducting underwriting discounts and commission of $1.0 million. The Company’s shares began trading on the New York Stock Exchange under the symbol “CON” on July 25, 2024. In connection with the IPO, Concentra Health Services, Inc. (“CHSI”), entered into certain financing arrangements which include the credit facilities of $1,250.0 million (the “Credit Facilities”) and a private offering of $650.0 million aggregate principal amount of 6.875% Senior Notes due 2032 (the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Concentra and certain of its wholly-owned subsidiaries. The Credit Facilities consist of the term loan of $850.0 million (the “Term Loan”) and the revolving credit facility of $400.0 million. The Term Loan matures on July 26, 2031, and has an interest rate of Term SOFR plus 2.25%, subject to a leverage-based pricing grid. The revolving credit facility matures on July 26, 2029, and has an interest rate of Term SOFR plus 2.50%, subject to a leverage-based pricing grid.

The net proceeds of the IPO and the debt financing transactions, except for $34.7 million, were paid to Select Medical Corporation (“SMC”) through the issuance of a dividend, the repayment in full of the $420.0 million revolving promissory note outstanding, and the repayment in full of a new promissory note issued subsequent in contemplation of the IPO.
Spin-off
On November 25, 2024, Select completed the special stock distribution consisting of an aggregate 104,093,503 shares of Concentra to Select’s stockholders. As a result, Select no longer owns any shares of Concentra common stock.

Nova Acquisition
Effective March 1, 2025, the Company acquired Nova Medical Centers. CHSI entered into an equity purchase agreement to acquire all of the outstanding membership interests for a purchase price of $265 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. We financed the transaction using a combination of $102.1 million of new debt financing under the Credit Agreement, $50.0 million of available borrowing capacity under our existing revolving credit facility, and the remaining with cash on hand.
Nova Medical Centers operates 67 occupational health centers in five states, providing workers’ compensation injury care services, physical therapy, drug and alcohol screening, and pre-employment physicals as part of their full suite of occupational health services. The acquisition will enable the Company to expand to more than 775 occupational health centers and onsite health clinics at employer worksites in 42 states.
Debt Financing
In March 2025, the Company completed an amendment to the Credit Agreement to increase our revolving credit facility by $50.0 million from $400.0 million to $450.0 million. The interest rate for the revolving credit facility has been reduced from Term SOFR plus 2.50% to Term SOFR plus 2.00%, subject to a leverage-based pricing grid. In addition, the amendment to the Credit Agreement also added new debt through an incremental term loan of $102.1 million, which provides an updated Term Loan of $950.0 million. The Term Loan interest rate has been reduced from Term SOFR plus 2.25% down to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including 25-basis point step down at a net leverage ratio of ≤3.25x.

Our Industry
Occupational Health Services
In advanced economies such as the United States, occupational health services emerged to protect the health and safety of employees, as well as the financial integrity of businesses that make innovation, productivity, and growth possible. Occupational health services focus on the diagnosis and treatment of work-related injuries and illnesses (workers’ compensation services) and employer services such as examinations, physicals, tests and screenings, vaccinations, and a range of consultative services designed to protect employees from workplace hazards.
Workers’ Compensation Services
Workers’ compensation insurance provides coverage for medical and indemnity (lost time) costs incurred by employees who experience work-related illnesses or injuries. In 2023, there were an estimated 3.2 million work-related injuries and illnesses in the United States according to the U.S. Bureau of Labor Statistics, with the total cost of work-related injuries estimated at $167.0 billion in 2022 according to The National Safety Council.
Workers’ compensation laws and regulations vary by state, so the specific details of coverage and reimbursement will differ based on the location of the workplace and the laws that govern workers’ compensation in that state. The cost of medical care provided for workers’ compensation services is generally determined by either a state fee schedule or usual, customary, and reasonable (“UCR”) guidelines, based on the relevant regulations. Our managed affiliated professional medical groups that we contract with to provide healthcare typically receive reimbursement for workers’ compensation services via the employer’s insurance carrier or third- party administrator, based on the fee schedule established by the state in which the injury occurred. The fee schedule outlines the maximum amount that will be paid for various medical services provided.
Healthcare providers are typically reimbursed based on these predetermined rates with no co-pays or deductibles involved. In limited cases where a state does not have an established fee schedule, UCR guidelines are used to determine reimbursement. Our workers’ compensation revenue is driven by a combination of visit volume and rate growth. Historically, based on Concentra data, annual growth in workers’ compensation visit-related incremental revenue contributed specifically by reimbursement rates (e.g., state fee schedules and UCR guidelines) averaged approximately 3% from 2016 to 2024. Given the stringent requirements for workers’ compensation services, and due to the variation on a state-by-state basis, it is difficult for multi-site employers to adopt uniform policies to administer, manage, and control the costs of employer benefits.
Employer Services
In addition to workers’ compensation services, the other major service category of the occupational health services industry is employer services. Employer services include physical examinations and evaluations, drug and alcohol screening and other employer services. Employer services are designed to promote optimal workforce health and productivity, reduce potential occupational health risks (such as musculoskeletal injury and effects of hazardous exposure) and support employers’ efforts to effectively manage healthcare and workers’ compensation costs. The structure of pricing and reimbursement for employer services is different from that of our workers’ compensation services. For employer services, providers negotiate market-based pricing with and are paid by employers or third-party administrators that specialize in managing employer services for employers.
Physical examinations and evaluations include pre-placement, post-offer, and human performance examinations that help ensure employees can safely perform the jobs to which they are assigned, Department of Transportation (“DOT”) examinations for commercial drivers, Federal Aviation Administration examinations for pilots, and fire/police examinations and respirator clearance and fit tests. We performed more than 2 million physical examinations across our occupational health centers during 2024.
Drug and alcohol screening services are performed when employers choose to screen employees for drugs and/or alcohol to promote a safer workplace. There are various types of drug and alcohol screens, including 5-panel and 10-panel drug screens that follow the parameters of applicable state and federal laws for non-regulated employment drug testing, including pre-employment drug testing, random drug testing, post-accident drug testing, and reasonable suspicion drug testing. We performed more than 3 million screens across our occupational health centers during 2024.
In addition to physical examinations and drug and alcohol screenings, there are a variety of other employer services to help keep employees safe and healthy, including a range of preventive services such as job site analysis, worksite evaluation, vaccinations, athletic training, and a range of health coaching and education.

Occupational Health Services Industry Trends
Since the introduction of the Occupational Safety and Health Act of 1970, much progress has been made to improve the safety and health of workers in the United States. Worker deaths and the incidence of injuries and illnesses have declined due to the collective efforts of The Occupational Safety and Health Administration (“OSHA”), employers, workplace safety organizations, and occupational health service providers among others. Despite heightened awareness, improved training, and advanced safety technology, the rate of injuries and illnesses among the growing workforce has stabilized over the past five years according to the U.S. Bureau of Labor Statistics in part due to the below industry trends. Our mission to improve the health of America’s workforce and our comprehensive occupational health service offering addresses the full continuum of workplace health — providing employer services to promote worker health and support the prevention of workplace injuries and illnesses from occurring in the first place, and providing high quality workers’ compensation injury and physical rehabilitation care when they do. We believe we are well positioned and acutely focused on delivering full scale services to address evolving occupational health services trends.
Among the trends supporting our growth are:
•The United States workforce is large and growing with 161 million non-farm employees as of the end of 2024 according to the U.S. Bureau of Labor Statistics, up 6% compared to 2019 levels.
•As the employed population continues to age, injuries for older workers are typically more severe and take longer to recover from.
•New, less experienced employees have higher rates of injury.
•Inadequate labor force participation rates in all industries are contributing to stress, burnout, and higher injury rates among active workforces.
•Work-related hazardous exposures are widespread, resulting in significant work-related health concerns.
•An increase in claims involving comorbidities is contributing to higher rates of work injury and higher workers’ compensation costs.
•Higher prevalence of depression and anxiety is contributing to increased injury rates and workers’ compensation costs.
•Employers and employees are seeking more cost-effective healthcare solutions in the wake of what is frequently thought to be a breakdown of the current healthcare environment.
•Conventional urgent care faces significant challenges due to labor costs and declining economics.
Seasonality
The demand for occupational health services is generally higher during the summer months. In addition, our revenue fluctuates based on the number of business days in each calendar quarter.

Our Operating Segments
Our business is organized into three operating segments based primarily on the type or location of occupational health services provided:
• Occupational health centers: The occupational health centers operating segment encompasses the services we deliver at our 552 occupational health center facilities across the United States. In this segment, we serve all types of employers, from Fortune 500 to small businesses.

• Onsite health clinics: Our onsite health clinics operating segment delivers occupational health services and/or employer-sponsored primary care services at an employer’s workplace, including mobile health services and episodic specialty testing services. We deliver our services at 157 permanent on-site health clinic locations and multiple other employer locations through our episodic services. In this segment, we serve medium to large-sized employers.

• Other businesses: Our other businesses operating segment is comprised of several complementary services to our core occupational health services offering and includes Concentra Telemed, Concentra Pharmacy and Concentra Medical Compliance Administration. In this segment, we serve all types of employers.

All three operating segments are aggregated into a single reportable segment in our consolidated financial statements based on similar services provided, service delivery process involved, target customers, and similar economic characteristics.
The following table represents the percentage of revenue by our operating segments for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Occupational health centers	95%	95%	95%
Onsite health clinics	3%	3%	3%
Other businesses	2%	2%	2%
Occupational Health Centers
Our occupational health centers are focused on the diagnosis and treatment of work-related injuries and illnesses (workers’ compensation services) and employer services such as examinations, physicals, tests and screenings, vaccinations, and a range of consultative services designed to protect employees from workplace hazards. We believe our success is measured by the quality of care we provide at our occupational health centers. We have extensive experience, and the medical professionals in our centers are licensed and specially trained in workplace health and workers’ compensation. We maintain policies and procedures to ensure ongoing compliance with standard regulating bodies, including OSHA, the DOT, the Americans with Disabilities Act (“ADA”), the Family and Medical Leave Act, the National Fire Protection Association, law enforcement standards, and many others.
Onsite Health Clinics
Our onsite health clinics bring our healthcare services directly to an employer’s workplace, eliminating barriers that might otherwise prevent employees from accessing care. We offer a range of services that can be customized to fit the specific needs of each customer, including: occupational health services, injury care, primary care, urgent care, preventive care, physical therapy, athletic training services, episodic services, health and wellness services, first aid, after-hours nurse triage, telemedicine (for workers’ compensation injury care), and pharmacy (concierge/limited formulary - where allowed). In addition, our onsite health clinics offer a variety of staffing options that accommodate the distinctive needs of each employer, including: medical oversight, clinician model, RN model, preventive model, and episodic services.
Advanced primary care a holistic approach to healthcare that looks at the entire health of the individual who is being treated — is a new onsite health offering that launched in 2024. The focus is on proactive prevention by closing gaps in care and managing chronic conditions by addressing the larger social and behavioral health needs of the patient and not only treating the patient’s symptoms present at the time of their visit. According to Mercer, a management consulting firm, this approach has been shown to significantly lower the overall healthcare spending for the employer while also improving the overall health of the patient.

Other Businesses
Our other businesses is comprised of several complementary services to our core occupational health services offering and includes Concentra Telemed, Concentra Pharmacy and Concentra Medical Compliance Administration. In this operating segment, we serve all types of employers.
•Telemedicine — is a telemedicine platform designed for the treatment of work-related injuries and illnesses. Since its launch in 2017, thousands of employees nationwide have used Concentra Telemed to connect with our affiliated professional medical group licensed clinicians using video technology. We have the capability to conduct telemedicine visits in our centers during center hours, however, we primarily use our centralized telemedicine team which is available 24 hours, 7 days a week.
•Concentra Pharmacy — is an umbrella brand created to combine our St. Mary’s, Occuscript, and ContinuityRx businesses. St. Mary’s is a Verified-Accredited Wholesale Distributor®, an accredited repackaging pharmacy founded in 1994. St. Mary’s distributes repackaged medications to our occupational health centers nationwide, which allows our affiliated physicians to dispense medications to the patient at the time of visit at no cost to the patient.
•Concentra Medical Compliance Administration — is a third-party administrator that helps manage substance abuse testing programs for employers with regulated or non-regulated workforces. As a division of the Company, Concentra Medical Compliance Administration has highly skilled professionals who utilize proven processes and specialized technology to deliver substance abuse program management and monitoring services.
Our Services
Occupational health services are focused on workers’ compensation services (i.e., the diagnosis and treatment of work-related injuries and illnesses) and employer services, such as physical examinations and evaluations, drug and alcohol screenings, clinical testing, vaccinations and other preventive care, and a range of consultative services designed to protect employees from workplace hazards.
Workers’ Compensation Services
For the year ended December 31, 2024, we had a total of 5.9 million workers’ compensation visits and treated approximately 792,000 initial injury visits. Our specially trained, affiliated occupational health clinicians and therapists provide high-quality care according to our outcomes-based clinical practices and rigorous standards of care designed to create a cohesive solution that achieves optimal results. See “Our Competitive Strengths—Operational Excellence” and “Our Competitive Strengths—High-Quality Care and Clinical Outcomes”.
Injury care
Our affiliated physicians and other clinicians are qualified to treat most work-related, non-life-limb-eyesight-threatening conditions including, but not limited to, back injuries, injuries from falls or lifting, abrasions, musculoskeletal disorders, allergic reactions, bites, broken bones, burns, colds, cumulative trauma, eye injuries, heat-related disorders/exposure, joint injuries, lacerations, rashes and skin conditions. We immediately refer serious conditions to the nearest emergency department.
Physical therapy
Physical therapy is a key component of our solution for work-related injury care and our occupational health centers provide workers’ compensation physical therapy on site. We offer physical therapy, occupational therapy and certified athletic trainer (“ATC”) services that can be tailored to address a range of musculoskeletal conditions. We believe early intervention is critical to optimize an injured employee’s comfort, mitigate injury acuity, and expedite a safe return to work. We also find this methodology can help avoid more invasive, costlier tests and treatments, such as injections, magnetic resonance imaging (“MRI”), specialist visits, and unnecessary surgical procedures. In addition to managing musculoskeletal disorders, our therapists can provide a range of preventive services, such as exercise programs, educational programs, and return-to-work coordination.
Specialty care
When our affiliated physicians and other clinicians determine an employee’s medical condition requires specialty care or testing, they identify appropriate specialists for the employee. Our streamlined approach helps ensure prompt and appropriate treatment and continuity of care for better clinical and cost containment outcomes. While we operate an extensive national occupational health center network, we are independent of hospital systems and physician groups. This allows clinicians to make referral decisions from a patient focused perspective, selecting appropriate clinical resources to deliver quality care. As part of our commitment to the continuum of care, visits with certain specialist physicians in our Concentra Advanced Specialist network occur within our occupational health centers.

Employer Services
In addition to workers’ compensation services, a comprehensive approach to occupational health services includes employer services. Employer services are designed to promote optimal workforce health and productivity, reduce potential occupational health risks (such as musculoskeletal injury and effects of hazardous exposure), and support employers’ efforts to effectively manage healthcare and workers’ compensation costs. We provide a comprehensive menu of employer services, including:
•Physical Examinations and Evaluations — pre-placement and post-offer physicals, fitness for duty, return-to-work, DOT physicals, National Fire Protection Association and International Association of Fire Fighters, law enforcement officer physicals, ADA-compliant, job site evaluations, human performance evaluations;
•Tests and Screenings — DOT-compliant urine drug screens, breath alcohol testing, hair sample testing, rapid urine drug screens, audiometric screenings, EKGs, pulmonary function testing, vision testing, vitals, x-rays, infectious disease screenings, bloodborne pathogen exposure screenings; and
•Other Services — vaccinations/immunizations, athletic training, specialist care.
Consumer Health Services
Consumer health services and/or urgent care are offered at our occupational health centers, and address minor illnesses and injuries (including diagnosis and treatment of minor conditions such as colds, flu, skin conditions, back pain and sprains), laboratory tests, x-rays, immunizations, and infectious disease tests and screenings. These services are for the individual consumer, not workers’ compensation or employer services.
Sources of Revenue
The following table presents the approximate revenue percentages by payor source for the periods indicated:

	Year Ended December 31,
Revenue by Payor Source	2024	2023	2022
Workers’ compensation insurance carriers, workers’ compensation third-party administrators and self-insured employers	61.4%	60.4%	59.2%
Employers and employer services third-party administrators(1)	37.0%	37.9%	39.2%
Commercial insurance carriers(2)	1.6%	1.7%	1.6%
Total	100.0%	100.0%	100.0%
____________________________________________
(1)Services sold directly to an employer, not paid by insurance.
(2)Includes commercial insurance carriers, self-pay, Medicare and Medicaid. Medicare and Medicaid represents less than 1% of our source of revenue, as such, we are not significantly impacted by regulatory changes to these programs.

Our Competitive Strengths
We believe we are differentiated by the following set of distinctive strengths:
•Leader in Occupational Health Services. We are the largest provider of occupational health services in the United States by number of locations, as of December 31, 2024, with a significant national presence. We have approximately 11,000 colleagues and affiliated physicians and clinicians as of December 31, 2024 who supported the delivery of care to approximately 50,000 patients per business day on average for 2024. The vast majority of these patients work for one of our approximately 200,000 employer customers, which include 100% of the Fortune 100 companies and 95% of Fortune 500 companies. As of December 31, 2024, we operated 552 stand-alone occupational health centers in 41 states and 157 onsite health clinics at employer worksites in 36 states.
Concentra Telemed, our telemedicine solution for the treatment of work-related injuries and illnesses and employer services, expands access to our quality care beyond our occupational health centers and onsite health clinics and is available 24 hours, 7 days a week. In total, we deliver services across 45 states and the District of Columbia. In the United States, 64% of employer locations are within approximately 12 miles of one of our occupational health centers, and we have occupational health centers in over 80 of the 100 largest Metropolitan Statistical Areas, as of December 31, 2024. We believe our size and scale enable us to offer our customers and their employees access to high-quality care and a consistent customer experience through our service delivery channels to ensure we meet their customized needs.
•High-Quality Care and Clinical Outcomes. We are a trusted provider of occupational health services in the United States today because of our focus on these core competencies over the past 45 years: lower average total claim cost, fewer days per claim, and more productive employees. Based on claim studies from 2020 to 2023, our average total claim costs were 25% lower and average claim duration was 61 fewer days per claim when compared to non-Concentra claims. In addition, approximately 95% of injured employees seen by us after their initial visit in 2024 were recommended for return to work in some capacity on the same day based on our internal data, which results in more productive employees.
We support licensed clinical professionals who have extensive experience and are specially trained in occupational health services. They aim to apply their deep knowledge of occupational health services, proven methodologies, and evidence-based clinical guidelines to support rapid and sustainable recovery and return to work. We have established a model for workplace health and our Medical Expert Panels work to identify health trends, research new treatment approaches, monitor regulatory changes, and develop clinical practice guidelines and best practices. We maintain policies and procedures to ensure ongoing compliance with standard regulating bodies, including OSHA and the DOT. We leverage our collective experience across millions of cases across our network of occupational health centers and onsite health clinics to deliver improved outcomes. We are driving data interoperability with industry partners to increase efficiency and optimize clinical outcomes.
•Diversified Service Offering. We provide a range of workforce health products and services via our occupational health centers, our onsite health clinics and our telemedicine platform to help employers keep their employees safe, healthy, and productive, including consultation and program management for specific industry sectors, such as wholesale and retail distribution, transportation, manufacturing, construction, restaurants, entertainment services and business and health services. Medical and therapy clinicians deliver comprehensive work injury care using an early intervention approach to treatment for rapid, sustainable recovery. Our occupational health services offering extends our capabilities beyond our facility footprint and allows us not only to treat workplace injuries, but also to create programs that prevent those injuries in the first place. We provide preventive and workforce management solutions that strive to keep employers compliant with local, state, and federal employment guidelines.
Employers benefit from services focused on injury and illness prevention and compliance, including pre-placement and DOT physicals, substance abuse testing, travel health, vaccinations, and job site analysis. We also designed our service offering to facilitate employees’ access to care regardless of care setting. Episodic specialty testing services and mobile health services bring vaccinations, screenings, physical examinations and evaluations and work-related testing options directly to the worksite. In addition to our occupational health centers and our onsite health clinics and employer services, we leverage technology to support patients throughout the care continuum with our tech-enabled platform that enables complimentary transportation to our occupational health centers and virtual care via telemedicine. We believe this comprehensive service offering enables us to build strong relationships with our customers and has increased the number of employers who may utilize our services.
•Operational Excellence. We are focused on supporting the delivery of a high-quality patient experience and positive medical outcomes. Our results are driven by automated processes and workflows, proprietary systems and technology, and proficiency honed over our years of experience as an occupational health services provider. Beyond our infrastructure and capabilities, our corporate vision inspires our strong culture of welcoming, respectful and skillful colleagues that put our customers and their employees first. Our Orange Book sets forth our culture and guiding philosophy, describes our principles of exceptional service delivery, and provides daily motivation to our colleagues nationwide. We assess our performance against our goals in several ways, including by measuring and monitoring patient satisfaction from surveys and reviewing our ratings on external websites and incorporating customer service metrics in our colleague and management performance and incentive plans. Based on over one million annual patient surveys conducted by the Company, over 75% of patients rate us a 9 or 10, on a scale of 1-10, on overall satisfaction with their center visit on average over the last three years.
•Deep and Diverse Customer Relationships. As of December 31, 2024, we partnered with approximately 200,000 employers nationwide, including 100% of the Fortune 100 companies and approximately 95% of the Fortune 500 companies, supporting approximately 370,000 employer locations. Our employer customer count has increased approximately 40% since 2014, and our diverse and long-tenured client base includes companies from multiple industries including manufacturing, business services, staffing agencies, retail, healthcare, food stores and restaurants, government, logistics and motor freight, transportation, construction, wholesale, and schools, among others. Services provided to our largest employer customer and its employees account for approximately 3% of our occupational health center revenue, and the top 1,000 employer customers and their employees account for approximately 37% of our occupational health center revenue as of 2024. In addition, 99% of our top 100 customers as of 2024 have been our customer for at least ten years. We have strong relationships with payors (insurance carriers and third-party claims administrators) built over time by tenured administrative and operational leaders. For example, major ecosystem partners have been with us for more than 20 years on average, as of December 31, 2024. Our local management teams work closely and collaboratively with our customers’ local management to discuss business needs and outcomes and highlight new products and services to ensure we are delivering on our mutual goals.
•Track Record of Innovation. Over our more than 45-year history, we have played an important role in creating the workplace healthcare industry model that exists today and we continue to advance, innovate and support the delivery of medical care for employees. Technology continues to be at the forefront of our strategic vision, and we continue to make advancements by introducing key technologies that focus on delivering an exceptional colleague and customer experience. One example is the Concentra HUB, our robust occupational health customer portal, which makes it easier and more convenient for employers, insurance carriers and third-party claims administrators to access the information they need. This self-service, online tool offers access 24 hours, 7 days a week and enables our customers to authorize services to be performed at our occupational health centers and Concentra Telemed, view patient test results and reports, manage account and contact information, designate user access and permissions, pay invoices, and submit customer support requests. Over half of our employer customers utilize Concentra HUB with the potential for continued growth as we constantly add novel features to this proprietary platform. In addition, we have made material investments in technologies designed to provide a fully digital experience to patients and customers and our omnichannel capabilities deliver seamless access to information across multiple channels. We are also driving data interoperability with industry partners to increase efficiency and optimize clinical outcomes, and we are leveraging artificial intelligence and machine learning to build predictive models to support patient care.
•Focus on Growth. Our infrastructure, experience and patient outcomes allow us to continue strategic growth in our current business as well as expansion into adjacent, mission-aligned markets. Our experience in growing our presence and offerings to meet the evolving needs of our customers includes the completion of over 200 transactions since the Company’s inception. Our occupational health center footprint has almost doubled since 2017 to 552 occupational health centers as of December 31, 2024, through both acquisitions and de novo locations. Our model for evaluating and executing on our growth plan includes a time-tested, turnkey process and technology transition with a focus on solid customer experience and retention, expected clinical and business outcomes, and an expedited return on investment. We continue to grow our onsite health clinics at employer worksites and telemedicine businesses with new use cases, additional service offerings, and expanded customer audiences which provide additional opportunities for new customers and growth within our existing customer base.
•Experienced Leadership. Our executive leadership team brings 275 years of combined experience with us and a strong track record of performance and business growth in the occupational health services industry. The executive leadership team is responsible for mapping strategies and key initiatives, providing direction, and engaging colleagues throughout the organization to achieve our common goals. In addition, the executive leadership team is supported by our organizational infrastructure comprised of seasoned leaders in medical, clinical services, operations, sales, technology and other areas to ensure alignment, coordination, and execution of enterprise initiatives. Together, they strive to ensure efficient management of resources and effectively collaborate to deliver on objectives, respond to evolving business needs, and drive our outstanding company culture.

Our Growth Strategy
Across our 45-year history, we have demonstrated a consistent growth trajectory, with a track record of revenue growth and strong Adjusted EBITDA and net income margins. The potential for continuing our strong and sustainable growth is founded on the execution of our core set of diversified and proven strategies.
•Driving organic growth. We grow same-center visit volume and revenue by capturing market share through customer acquisition and retention. As a longstanding nationwide provider of occupational health services, we believe our trusted brand and high visibility locations provide ample awareness and name recognition which serve as a solid foundation for acquiring and retaining business. Additionally, we believe our high-quality services and reputation within the workers’ compensation and employer services ecosystems serve as a source of visits, referrals, and new customers. See “Our Competitive Strengths — Operational Excellence” and “Our Competitive Strengths — High-Quality Care and Clinical Outcomes”. Also, our organic visit growth has been historically accompanied by increases in fee schedules and reimbursement rates across service lines to ensure commensurate gains in revenue. From 2016 to 2024, annual growth in visit-related incremental revenue contributed specifically by reimbursement rates averaged approximately 3% for each of workers’ compensation, employer services, and on a total basis.
•Executing strategic acquisitions and de novos. We have applied a robust strategy of acquiring existing occupational health centers and building new de novo centers as a key part of our growth into the largest provider of occupational health services in the United States by number of locations, as of December 31, 2024. Our past strategic transactions have filled gaps in existing geographic markets or granted us entry into new markets to enable us to offer existing and new customers expanded access to occupational health services. Our current management and support teams have significant experience executing transactions of all sizes, from single occupational health center tuck-ins to a single transaction for 200+ occupational health centers. We seek to leverage our best practices, workflows, systems, support infrastructure, and relationships to deliver enhanced clinical and business outcomes in an accelerated manner.
Our growth plan for employer-sponsored primary care expands the scope of our acquisition targets to primary care-oriented onsite health clinics. Additionally, mobile health services and episodic specialty testing services offer greenfield opportunities due to the varied number, size, and scope of currently available worksite focused solutions.
•Expanding our service offerings. We are continually evaluating and expanding our workers’ compensation and employer services offerings at our occupational health centers. Our clinical and regulatory expertise helps us understand evolving requirements, guidelines, and best practices to support our customers’ goal of keeping their employees healthy and productive. We can quickly introduce new tests and physical examinations due to insights from our industry-recognized medical experts, our relationships with the major labs and diagnostic companies, and our participation in third-party employer services administrator networks.
Our onsite health services have grown by expanding episodic specialty testing services and mobile health services. In fiscal year 2024, we added an advanced primary care service offering at our onsite health clinics to further expand our service offerings. Advanced primary care focuses on total person care to help participants identify, manage, and positively impact their chronic health conditions through addressing medical, behavioral, and social determinants of health. The goal of this approach is not only individual patient improvements, but also to help ensure measurable population health improvements, which translate to lower employers’ healthcare spend.
Like our onsite health clinics, Concentra Telemed has expanded beyond workers’ compensation services to offer employer services such as screening evaluations for employees with potential work-related exposures. And in fiscal year 2024, by leveraging our clinical expertise and virtual care platform, we launched our offering of workers’ compensation behavioral health services via Concentra Telemed. This expansion is designed to address previously unmet needs and growing demand due to an insufficient number of behavioral health providers and the absence of an organized delivery model. We believe we possess the innovative mindset, development processes, clinical expertise, operational infrastructure, and go-to-market capabilities to successfully develop, launch, and grow new products and services.
•Investing in adjacent business areas and geographies. As the largest provider of occupational health services in the U.S., we believe we are well positioned to acquire businesses in areas which are adjacent and complementary to our current occupational health services offering and will be aligned with our mission and business goals. Examples of horizontal and vertical integration approaches include workplace safety and specialty care. These additional avenues for strategic capital deployment would diversify our service offering, broaden our available market opportunity, and allow us to leverage our strong customer relationships and infrastructure.

Customers
Our primary customers are employers; ecosystem partners, such as workers’ compensation insurance carriers and third-party administrators; and patients.
Employers
As of December 31, 2024, we partner with approximately 200,000 employers nationwide, including 100% of the Fortune 100 companies and approximately 95% of the Fortune 500 companies, supporting approximately 370,000 employer locations. Both our number of employer customers and our number of employer locations have increased over 40% since 2014. Services provided to our largest employer customer and its employees account for approximately 3% of our occupational health center revenue and the top 1,000 employer customers and their employees account for approximately 37% of our occupational health center revenue as of 2024. In addition, 99% of our top 100 customers as of 2024 have been our customer for at least ten years.
Utilization is driven by the needs of labor-intensive industries with occupations that have historically posed a higher-than-average risk of work-related injury and illness. Our base of employers is highly diversified over various industries, such as, manufacturing, business services & staffing agencies, retail, healthcare, food stores, products & restaurants, government, logistics & motor freight, transportation, construction, wholesale, and schools. No industry comprises more than 10% of our business.
We serve employers with a broad geographic mix, evidenced by our center count by state of approximately 18% in California, 10% in Texas, 6% in Pennsylvania, 6% in Florida, 5% in Colorado and the remaining 55% in the other 36 states we serve, as of December 31, 2024.
Our services in highest demand by employers in the foregoing industries include injury care, DOT physicals, drug screens (collection, non-regulated and regulated labs, and breath alcohol), basic physicals, audiograms, medications and injections, and Human Performance Evaluations. Our leadership team, as well as our front-line strategic and field colleagues, are responsible for maintaining employer relationships. Through regular face-to-face meetings and by working closely and collaboratively with them, we focus on identifying opportunities for workforce health improvement and offering innovative solutions that are a good fit for their needs. Our customers’ goals are our goals, and we work to ensure the delivery of measurable, positive outcomes.
Workers’ Compensation Insurance Carriers / Third-Party Administrators
We maintain relationships with many of the largest insurance carriers and third-party administrators through the efforts of our Payor Sales Group. This team works with injury claims management as well as claims adjusting staff to maintain our position in network, assist in issue resolution, create understanding of our medical model, and solidify our product offerings of physical therapy, specialty care, and pharmacy solutions. Examples of workers’ compensation carriers and third-party administrators include Sedgwick, Gallagher Bassett, Travelers, Liberty Mutual and Chubb. Examples of non-injury third-party administrators include eScreen, First Advantage, DISA, and Comprehensive Health Services.
Patients
We support the delivery of care to approximately 50,000 patients each business day on average for a total of approximately 13 million patient visits in 2024. The vast majority of patients are employees of our employer customers and work in labor-intensive industries. They receive care delivered by trained occupational health services clinicians and therapists in accordance with our outcomes-based clinical practices.

Competition
The occupational health services industry is extremely competitive and highly fragmented. The competitive landscape is constantly evolving and we expect the level of competition to increase and become more sophisticated and scaled. Our competition can be broken down by our main operating segments as follows:
Occupational Health Centers
Our occupational health centers compete with local independent occupational health practices, regional occupational health players, hospital-owned occupational health clinics, and urgent care providers.
▪Independent occupational health practices are a significant source of competition and are mainly comprised of groups with 1-3 locations dedicated to a single market.
•A select number of occupational health groups have grown to become regional players. These groups are typically confined to a few markets or states with 10-68 total locations. Some of these players are backed by middle-market financial sponsors, as the occupational health services industry has seen an uptick in private equity participation in recent years. Some examples of regional groups include MBI Industrial Medicine, Akeso Occupational Health, and Agile Occupational Medicine.
•Hospital-owned occupational health clinics are another major area of competition, typically with 1-3 locations in a single metro area, but some have greater scale and reach. Examples of larger hospital-operated occupational health groups include Kaiser Permanente and Banner Health. There has been an increasing trend in recent years of hospitals divesting these practices often viewed as non-core to the health system.
•Our occupational health centers also face competition from consumer-focused urgent care providers like American Family Care Urgent Care and CareNow Urgent Care, which offer occupational health services as an ancillary service line. While these groups lack specialized expertise in occupational health services, their large size and scale enable them to compete in this space.
Onsite Health
The onsite health space is generally comprised of provider groups that offer employers two main categories of healthcare services for employees — occupational health services and/or employer-sponsored primary care. Our onsite health clinics offer both service lines, currently with a greater focus on occupational health. We compete with onsite operators that offer one or both services, and there is a wide range of competitors in the marketplace from small local groups to large national platforms.
•There are several national companies with hundreds of onsite health clinics that focus largely on primary care onsite services but also offer occupational health onsite services. Some of the larger players in this segment of the competitive landscape include Premise Health and Marathon Health.
•A few large onsite providers focus on occupational health services and also offer primary care onsite services, similar to our current onsite business mix. Examples include Medcor and Pivot Onsite Innovations.
Other Businesses
There is also competition amongst our ancillary service lines:
▪Telemedicine — We are a provider of telemedicine services focused exclusively on occupational health services and workers’ compensation. We compete with smaller platforms that focus on occupational health services and workers’ compensation and with larger telemedicine companies that offer occupational health services as a small piece of their business.
▪Third-party employer services administration — Concentra Medical Compliance Administration competes in a fragmented market with a large number of third-party administrators across the country.

Human Capital Management
As of December 31, 2024, we had 11,250 colleagues and affiliated physicians and clinicians who support the delivery of an extensive suite of services, including approximately 8,758 full-time and 98 part-time, and 2,394 per-diem employees. The term “colleagues and affiliated physicians and clinicians” includes both our directly employed colleagues who provide administrative and management support to the affiliated professional medical group entities and the physicians and clinicians that are employed by the affiliated professional medical groups. As of December 31, 2024, we directly employed approximately 7,674 colleagues who provide administrative support to our affiliated professional medical groups. As of December 31, 2024, our affiliated professional medical groups employed 3,576 physicians and other clinicians. Our workforce is non-union. We consider our colleagues and affiliated physicians and clinicians relations to be good and believe that both are essential contributors to our success. We devote considerable time and resources to attract, engage, and retain talented colleagues and affiliated physicians and clinicians to ensure our ability to successfully operate our business and achieve our goals. To achieve our human capital objectives, there are several key areas of focus as described below.
Talent Acquisition
We apply several key strategies to attract and hire top talent across the markets that we serve. These strategies include robust employee referral programs, new hire incentives such as sign-on bonuses, recruitment marketing through social media, our internal campaign technology, promotion of hiring events, and university partnerships and clinical affiliations for clinical rotations. Our recruitment and selection processes seek to ensure that we hire employees who have the level of education, experience and professional licensure that align with the organization’s strategic objectives.
Training and Development
Our affiliated professional medical groups’ licensed clinicians and employees that we support receive new-hire orientation and training which is commensurate with the experience of the employee. We have also developed several programs to advance technical and clinical skills, enable career growth and improve retention for clinical and operational employees. Using our online platform, we have developed an extensive catalog of online learning classes for both instructor-led and asynchronous learning covering technical, professional, and management-related topics. To support educational requirements for our affiliated professional medical group licensed clinicians, some of our clinical education courses are approved for continuing education units with the respective accrediting organization.
To develop future leaders at all levels of the organization, we offer an online curriculum as well as a variety of in-person workshops and intensives. In addition to internal education opportunities, we provide tuition assistance for employees who pursue relevant degrees and certifications from accredited educational institutions. We also utilize an internal program that encourages and makes it easier for employees to explore possible career growth opportunities with us. To promote business continuity, we create specific succession plans for our key operational and support management and executive positions.
Diversity, Equity, and Inclusion
We strive to foster a culture of diversity, equity, and inclusion. We are committed to providing regular employee education and training on respect, diversity, inclusion, and belonging, and we evaluate and update these resources on an ongoing basis. We take pride in our recruitment efforts that seek to attract the best and brightest talent from around the country. We are committed to having a workforce that reflects diversity at all levels. To help us achieve these goals, we have established a diversity task force that provides strategic recommendations to ensure we have a diverse and inclusive workplace.
Employee Engagement and Wellness
We demonstrate our care for our employees through our safety, benefits, and employee resource programs. We strive to create and sustain a culture of employee safety in each of our facilities.
We have implemented an Employee Assistance Program (“EAP”) which has become a valuable resource for employees needing no cost or low-cost counseling/mental health services, legal support, or family assistance. Our EAP provides access to resources for individuals dealing with grief, anxiety, and other concerns relevant to and at the forefront of our communities. We offer robust benefit programming with health coaching on diverse topics like weight management, smoking cessation, and maintaining and improving health goals. We utilize surveys of our employees that are focused on areas such as employee engagement and suggestions for improvement. Subsequently, we take actions to realize opportunities for improvement based on the results of these surveys.

Workforce Compensation and Pay Equity
We provide competitive compensation and benefits, including a retirement savings plan with matching opportunities, comprehensive healthcare and insurance benefits, health savings and flexible spending accounts, paid time off and family leave. We have key processes that seek to ensure our pay and benefits remain competitive across all our disciplines. Additionally, we provide incentive plans to several of our disciplines, and we use a clinical industry-standard methodology for our clinician incentive plans.
Using an electronic platform for both performance and compensation reviews, each employee’s performance assessment and compensation go through multiple layers of review annually to promote equitable, market-competitive, and performance-based compensation. For external benchmarking, we use third-party, commercially available compensation surveys, as well as the Department of Labor wage data. We continue to navigate shortages, higher turnover, and wage pressures in the healthcare labor market.
Government Regulations
General
As a healthcare provider, we are subject to extensive and increasing regulation by a number of governmental entities at the federal, state, and local levels. These regulations require us to meet various standards relating to, among other things, government payment programs, organization and operation of our occupational health centers and onsite health clinics and management and support of the non-clinical, business and administrative aspects of their operations, personnel licensure, qualifications, credentialing and background checks, maintenance of proper records, and quality assurance programs and patient care. We are also subject to laws and regulations relating to business corporations in general. In recent years, Congress and state legislatures have introduced an increasing number of proposals to make significant changes in the healthcare system. Changes in law and regulatory interpretations could reduce our revenue and profitability.
Because we are subject to a number of governmental regulations, our business could be adversely impacted by:
▪loss or suspension of federal and state certifications and permits;
▪loss or suspension of licenses under the laws of any state or governmental authority from which we generate substantial revenues, payment suspension or revocation of billing or payment privileges in federal government healthcare programs, state workers’ compensation programs or managed care or commercial insurance programs;
▪exclusion from federal government healthcare programs, including Medicare, Medicaid, TRICARE, and Veterans Health Administration;
▪fines, damages and monetary penalties for federal or state anti-kickback law violations (including those which may arise under workers’ compensation laws), Stark Law or self-referral law violations, submission of false claims, civil or criminal liability based on violations of law or other failures to meet licensure or other regulatory requirements;
▪mandated changes to our practices or procedures that significantly increase cost of services;
▪fines, damages, monetary penalties and refunds of payments imposed by or received from government payors, including state workers’ compensation programs, or managed care and commercial insurance programs because of any failures to meet applicable requirements;
▪adjustments or modifications to our operating models, activities or services which may be necessitated by laws, new interpretations of laws or government directives enforcing certain state prohibitions on the corporate practice of medicine or therapy or fee-splitting or referrals between professional medical organizations and lay organizations, in general or under workers’ compensation laws.
We expect that our industry will continue to be subject to substantial regulation, the scope and effect of which are difficult to predict. Our activities could be reviewed or challenged by regulatory authorities at any time in the future. This regulation and scrutiny could have a material adverse impact on us.
Licensure, Medicare Enrollment and Certification
Our occupational health centers’ clinical providers are enrolled as Medicare suppliers with the CMS, as is required for the receipt of Medicare and other federally funded health plan payments. In some states, our facilities are required to secure additional state licenses, accreditations, certifications, and permits. Governmental authorities may periodically inspect our occupational health centers to determine if we satisfy applicable federal and state standards and requirements. The initial and continued licensure and enrollment of our facilities depends upon many factors including various state licensure regulations relating to quality of care, environment of care, equipment, services, staff training, personnel and the existence of adequate policies, procedures and controls. The requirements for permits, licensure, certification and accreditation are subject to change and, in order to remain qualified, it may become necessary for us to make changes in our facilities, equipment, personnel and services. Any failure to comply with federal, state and local licensing and certification laws, regulations and standards could result in a variety of consequences, including loss of contracts with third-party payors, recoupments of prior payments by third-party payors, requirements to make significant operational changes or civil or criminal penalties.
Medicare and Other Payor Audits
CMS and other federal government healthcare programs contract with third-party organizations, known as RACs to identify underpayments and overpayments, and to authorize RACs to recoup any overpayments. State workers’ compensation programs as well as private third-party payors may conduct similar post-payment audits. These audits may lead to assertions that we have been overpaid, require us to incur additional costs to respond to requests for records and pursue the reversal of payment denials through appeals, require us to refund any amounts determined to have been overpaid, or result in payment suspension or the revocation of billing or payment privileges in governmental healthcare programs. We cannot predict the impact of future reviews on our results of operations or cash flows.
Fraud and Abuse Enforcement
Various federal and state laws prohibit the submission of false or fraudulent claims, including claims to obtain payment under Medicare, Medicaid, TRICARE, Veterans Health Administration and other government healthcare programs. Penalties for violation of these laws include civil and criminal fines, imprisonment, and exclusion from participation in federal and state healthcare programs. In recent years, federal and state government agencies have increased the level of enforcement resources and activities targeted at the healthcare industry. In addition, the federal False Claims Act and similar state statutes allow individuals to bring lawsuits on behalf of the government, in what are known as qui tam or “whistleblower” actions, alleging false or fraudulent Medicare or Medicaid claims or other violations of the statute. The use of these private enforcement actions against healthcare providers has increased dramatically in recent years, in part because the individual filing the initial complaint is entitled to share in a portion of any settlement or judgment. Revisions to the False Claims Act enacted in 2009 significantly expanded the scope of liability, provided for new investigative tools, and made it easier for whistleblowers to bring and maintain False Claims Act suits on behalf of the government. See “Legal Proceedings”.
From time to time, various federal and state agencies, such as the OIG issue a variety of pronouncements, including fraud alerts, the OIG’s Annual Work Plan, and other reports, identifying practices that may be subject to heightened scrutiny. These pronouncements can identify issues relating to billing and coding. We monitor government publications applicable to us to supplement and enhance our compliance efforts.
We endeavor to conduct our operations in compliance with applicable laws, including federal and state healthcare fraud and abuse laws. If we identify any practices as being potentially contrary to applicable law, we will take appropriate action to address the matter, including, where appropriate, disclosure to the proper authorities, which may result in a voluntary refund of monies to Medicare, Medicaid, or other governmental healthcare programs.
The Federal Anti-Kickback Statute
The federal Anti-Kickback Statute is a criminal law that prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, paying, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made, in whole or in part, under a federal healthcare program, such as Medicare and Medicaid. Actual knowledge of the statute or specific intent to violate it is not required to commit a violation. Moreover, courts have interpreted this statute broadly and held that there is a violation of the Anti-Kickback Statute if just one purpose of the remuneration is to generate referrals, even if there are other lawful purposes. Further, submission of a claim for services or items generated in violation of the Anti-Kickback Statute may be subject to additional penalties under the FCA as a false or fraudulent claim. Violations of the Anti-Kickback Statute may result in substantial criminal fines for each violation, imprisonment, substantial civil monetary penalties per violation that are subject to annual adjustment based on updates to the consumer price index, and damages of up to three times the total amount of the remuneration and/or mandatory exclusion from participation in government healthcare programs, including Medicare and Medicaid. The OIG is one entity responsible for identifying and investigating fraud and abuse activities in federal healthcare programs. The OIG has promulgated “safe harbor” regulations that shield arrangements that fully comply with a safe harbor from prosecution. The failure of a particular activity to comply with the safe harbor regulations does not necessarily mean that the activity violates the Anti-Kickback Statute. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse. However, failure to comply with a safe harbor may lead to increased scrutiny by government enforcement authorities.

The Stark Law
The federal self-referral law (the “Stark Law”) prohibits referrals for designated health services by physicians under the Medicare and Medicaid programs to other healthcare providers in which the physicians have an ownership or compensation arrangement unless an exception applies. The Stark Law further prohibits entities that provide designated health services reimbursable by Medicare and Medicaid from billing the Medicare and Medicaid programs (or billing another individual, entity or third party payor) for any items or services that result from a prohibited referral, and requires the entities to refund amounts received for items and services provided pursuant to the prohibited referral on a timely basis. Designated health services include, among other services, physical therapy and clinical laboratory services. Under the Stark Law, a “financial relationship” is defined as an ownership or investment interest or a compensation arrangement. The Stark Law is a strict liability statute, and sanctions for violating the Stark Law include denial of payment, substantial civil monetary penalties per claim submitted and exclusion from the federal healthcare programs. The statute also provides for a penalty for a circumvention scheme. These penalties are updated annually based on changes to the consumer price index. There are ownership and compensation arrangement exceptions to the self-referral prohibition. There are exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. A financial relationship must comply with every requirement of a Stark Law exception or the arrangement is in violation of the Stark Law.
Other Fraud and Abuse Provisions
Furthermore, the Civil Monetary Penalties Statute authorizes the imposition of civil monetary penalties, assessments and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider. HIPAA also established federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services.
The False Claims Act
We are subject to state and federal laws that govern the submission of claims for reimbursement and prohibit the making of false claims or statements. One of the most prominent of these laws is the FCA, which prohibits a person from knowingly presenting, or caused to be presented, a false or fraudulent request for payment from the federal government, or from making a false statement or using a false record to have a claim approved. The federal FCA further provides that a lawsuit thereunder may be initiated in the name of the United States by an individual “whistleblower.” In addition, federal law provides an incentive to states to enact false claims laws comparable to the FCA. A number of states in which we operate have adopted their own false claims provisions as well as their own whistleblower provisions under which a private party may file a civil lawsuit in state court.
In addition, amendments to the FCA impose severe penalties for the knowing and improper retention of overpayments collected from government payors. Within 60 days of identifying an overpayment, a provider is required to notify CMS or the Medicare Administrative Contractor of the overpayment and the reason for it and return the overpayment. These amendments could subject our procedures for identifying and processing overpayments to greater scrutiny. We strive to be timely in identifying and processing overpayments and we refund any overpayments to government or other payors as soon as possible.
The federal government has used the FCA to prosecute a wide variety of alleged false claims and fraud allegedly perpetrated against Medicare and state healthcare programs, including coding errors, billing for services not rendered, the submission of false cost reports, billing for services at a higher payment rate than appropriate, billing under a comprehensive code as well as under one or more component codes included in the comprehensive code and billing for care that is not considered medically necessary. The government may assert that a violation of the federal anti-kickback statute can form the basis for liability under the FCA. Some courts have held that filing claims or failing to refund amounts collected in violation of the Stark Law can form the basis for liability under the FCA. In addition to the provisions of the FCA, which provide for civil enforcement, the federal government can use several criminal statutes to prosecute persons who are alleged to have submitted false or fraudulent claims for payment to the federal government. Penalties for a violation of the FCA include fines for each false claim, plus up to three times the amount of damages caused by each false claim. These civil monetary penalties are adjusted annually based on updates to the consumer price index.
State Fraud and Abuse Laws
In addition, many states have adopted or may adopt similar anti-kickback, self-referral, and false claims laws. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some of these statutes prohibit the payment or receipt of remuneration for the referral of patients, regardless of the source of the payment for the care, and also include whistleblower provisions. Violation of any of these laws or any other governmental regulations that apply may result in significant civil and criminal penalties and could have a material adverse effect on our operations.
Data Privacy and Security
There are numerous federal and state laws, regulations, and standards that govern the collection, use, access to, confidentiality, and security of health-related and other personal information, including unauthorized access or theft of personal information. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.
For example, HIPAA mandates the adoption of standards for the exchange of electronic health information in an effort to encourage overall administrative simplification and enhance the effectiveness and efficiency of the healthcare industry, while maintaining the privacy and security of health information. Among the standards that the U.S. Department of Health and Human Services has adopted or will adopt pursuant to HIPAA are standards for electronic transactions and code sets, unique identifiers for providers (referred to as National Provider Identifier), employers, health plans and individuals, security and electronic signatures, privacy, and enforcement. If we fail to comply with the HIPAA requirements, we could be subject to criminal penalties and civil sanctions. The privacy, security and enforcement provisions of HIPAA were enhanced by HITECH, which was included in the American Recovery and Reinvestment Act. Among other things, HITECH establishes security breach notification requirements, allows enforcement of HIPAA by state attorneys general, and increases penalties for HIPAA violations.
The Department of Health and Human Services has adopted standards in three areas in which we are required to comply that affect our operations.
Standards relating to the privacy of individually identifiable health information govern our use and disclosure of protected health information and require us to impose those rules, by contract, on any business associate to whom such information is disclosed.
Standards relating to electronic transactions and code sets require the use of uniform standards for common healthcare transactions, including healthcare claims information, plan eligibility, referral certification and authorization, claims status, plan enrollment and disenrollment, payment and remittance advice, plan premium payments, and coordination of benefits.
Standards for the security of electronic health information require us to implement various administrative, physical, and technical safeguards to preserve the integrity and confidentiality of electronic protected health information.
We maintain a Privacy and Security Committee that is charged with evaluating and monitoring our compliance with HIPAA. The Privacy and Security Committee monitors regulations promulgated under HIPAA as they have been adopted to date and as additional standards and modifications are adopted. Although health information standards have had a significant effect on the manner in which we handle health data and communicate with payors, the cost of our compliance has not had a material adverse effect on our business, financial condition, or results of operations. We cannot estimate the cost of compliance with standards that have not been issued or finalized by the Department of Health and Human Services.
The TCPA governs unsolicited telephone marketing calls, including those using automated and prerecorded messages. In addition to increased enforcement by the FTC and the FCC, a significant risk under the TCPA lies with private actions filed by consumers, frequently filed as class action lawsuits. The TCPA provides a private right of action for violations and statutory damages and when multiplied against a large number of calls, text messages or fax transmissions, potential damages in these cases can be significant.
Along with rules governing commercial telemarketing, the CAN-SPAM Act of 2003 governs anyone who is advertising products or services by electronic mail directed to or originating from the United States. The law covers the transmission of e-mail messages whose primary purposes is advertising or promoting a product or services and requires such email transmissions to include specific elements and language such as return e-mail addresses and opt out notices. CAN-SPAM is enforced primarily by the FTC and carries significant penalties. In addition, deceptive commercial e-mail is subject to laws banning false or misleading advertising.
Workers’ Compensation Laws and Regulations
Workers’ compensation is a state mandated, comprehensive insurance program that requires employers to fund or insure medical expenses, lost wages, and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary from state to state, and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’

compensation injuries be treated through a managed care program, or the imposition of fee schedules or payment caps for services furnished to injured employees. Some state workers’ compensation laws limit the ability of an employer to select the providers furnishing care to injured employees. Several states require that physicians furnishing non- emergency services to workers’ compensation patients must register with the applicable state agency and undergo special continuing education and training. Workers’ compensation programs may also impose other requirements that affect the operations of our facilities furnishing medical services. Given that we do not control these processes, we may be subject to financial risks if individual jurisdictions reduce rates or do not routinely raise rates of reimbursement in a manner that keeps pace with the inflation of our costs of service.
Professional Licensure, Supervision, Corporate Practice and Fee-Splitting Laws
Healthcare professionals at our occupational health centers and onsite health clinics are required to be individually licensed or certified under applicable state law. We take steps to help ensure our employees and agents possess all necessary licenses and certifications.
Our affiliated professional medical groups engage various midlevel practitioners, including nurse practitioners and physician assistants, to provide care under the supervision or collaboration of physicians we support. State and federal laws require that such supervision be performed and documented using specific procedures. For example, in some states some or all of the practitioner’s chart entries must be countersigned, and in some instances, the services of such midlevel practitioners may be billed incident to the affiliated physician’s services. We believe our billing, supervision, collaboration, and documentation practices related to the use of midlevel practitioners comply with applicable state and federal laws, but it is possible that an enforcement authority might disagree which negatively impact our operations or require the restructuring of arrangements with and the use of midlevel practitioners.
Some states in which we operate limit the practice of medicine and therapy to licensed individuals and certain of those states require that licensed individuals rendering medical services must be employed by or contracted to provide medical services through professional medical organizations and not lay corporations. Business entities generally may not exercise control over or unduly influence the clinical decision making of licensed professionals. The indicia of such control can include, among other things, directly employing physicians, therapists and other clinical providers to provide clinical treatment services to patients, mandating certain treatment modalities or volumes, and having excessive financial control over a practice. Many states also limit the scope of business relationships between business entities and medical professionals, particularly with respect to fee-splitting or referrals for medical services. State fee-splitting laws prohibit the sharing of professional fees with non-professionals, but some states have interpreted certain compensation structures in management agreements between business entities and physicians as unlawful fee-splitting or take the view that the manager’s marketing or advertising services under such agreements may result in unlawful referrals to the physician. Statutes and regulations relating to the practice of medicine and therapy, fee-splitting, improper referrals for medical services and similar issues vary widely from state to state. Because these laws are often vague, their application is frequently dependent on interpretations by state medical boards or licensing agencies, court rulings and attorney general opinions.
Under these management agreements with our affiliated professional medical groups, the physician groups retain sole responsibility for medical decisions, as well as for hiring and managing physicians and certain other licensed healthcare providers, and implementing professional medical standards and controls. We attempt to structure all our health services operations, including the management and administrative arrangements with our affiliated professional medical groups, to comply with applicable state statutes regarding corporate practice of medicine and therapy, fee-splitting, improper referrals for medical services and similar issues, generally and under workers’ compensation laws. However, there can be no assurance that:
▪private parties, or courts or governmental officials with the power to interpret or enforce these laws and regulations, will not assert that we are in violation of such laws and regulations;
▪future interpretations of such laws and regulations will not require us to modify the structure and organization of our business, our management services agreements or the fees paid under such agreements; or
▪any such enforcement action, which could subject us or the affiliated professional medical groups with which we are aligned to penalties or restructuring or reorganization of our business, will not adversely affect our business or results of operations.
Antitrust
Antitrust liability may arise in a wide variety of circumstances, including medical staff and provider network disputes, payor contracting, physician relations, joint ventures, merger, affiliation and acquisition activities and certain pricing or salary setting activities, as well as other areas of activity. Certain states have become increasingly interested in the review of health care transactions for the impacts on costs, access to care and quality of care. The application of the federal and state antitrust laws to healthcare is still evolving, and enforcement activity by federal and state agencies appears to be increasing. Violators of the antitrust laws may be subject to criminal and/or civil enforcement by federal and state agencies, as well as by private litigants. In certain actions, private litigants may be entitled to treble damages, and, in others, governmental entities may be able to assess substantial monetary fines. In addition, the ability to consummate mergers, acquisitions or affiliations may also be impaired by the antitrust laws.
ERISA
The provision of our services to certain types of employee health benefit plans is subject to ERISA, which is a complex set of laws and regulations subject to periodic interpretation by the Internal Revenue Service and the Department of Labor. ERISA regulates some aspects of the services we provide for employers who maintain benefit plans subject to ERISA. The Department of Labor is engaged in ongoing ERISA enforcement activities that may result in additional constraints on how ERISA-governed benefit plans conduct their activities. Changes in ERISA and judicial or regulatory interpretations of ERISA could adversely affect our business and profitability.
Environmental
We are subject to various federal, state, and local laws and regulations relating to the protection of human health and the environment, including those governing the management and disposal of infectious medical waste and other waste generated at our occupational health centers and the cleanup of contamination. If an environmental regulatory agency finds any of our facilities to be in violation of environmental laws, penalties and fines may be imposed for each day of violation and the affected facility could be forced to cease operations. We could also incur other significant costs, such as cleanup costs or claims by third parties, as a result of violations of, or liabilities under, environmental laws. Although we believe that our environmental practices, including waste handling and disposal practices, are in material compliance with applicable laws, future claims or violations, or changes in environmental laws, could have an adverse effect on our business.
Intellectual Property
Our success is dependent, in part, upon protecting our intellectual property rights, including those in our brands and our proprietary know-how and technology. We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. We currently have 18 trademarks and service marks registered with the United States Patent and Trademark Office (USPTO). We also hold approximately 95 website domain name registrations. We rely on a combination of trademark, trade secret, copyright and other intellectual property laws as well as contractual arrangements to establish and protect our intellectual property rights. While software and other of our proprietary works may be protected under copyright law, we have not registered any copyrights in these works, and instead, we primarily rely on protecting our software as a trade secret under state and federal law. In addition, we require that all of our colleagues and affiliated professional medical group employees agree to be bound by our Code of Conduct, which provides that the Company’s trademarks and other intellectual property may only be used for legitimate and authorized Company business and other activities. We also seek to protect certain of our proprietary technologies and information by entering into confidentiality agreements with our employed colleagues, professional medical group employees, consultants, and others who have access to such technologies and information.
Insurance
The Company operates in an environment with medical malpractice and professional liability risks. We have obtained certain insurance for our operations, which we believe is broadly in line with that of similar companies in the industry. We have insurance policies relating to our liability for death or injury to employees, medical malpractice, general liability, employer practice liability for sexual harassment, gender discrimination and other employee matters in violation of local, state and federal labor laws, property contamination and other environmental risks, and losses relating to our assets and operational accountability.
We maintain property and casualty insurance that we believe to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from any production interruption or shutdown caused by an insured loss. Any recovery under our insurance policies may be subject to deductibles or limits and therefore may not fully compensate us for all losses or liabilities. For example, such recovery may not offset the lost revenues or increased costs that may be experienced during the disruption of operations. Further, our insurance does not cover every potential risk associated with our business or for which we may otherwise be liable, as it is not possible for companies within the industry to obtain meaningful coverage at reasonable rates for certain types of environmental hazards.
We also maintain additional types of liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the applicable professional malpractice, general liability, property & casualty insurance policies, including workers’ compensation, directors and officers, cyber liability insurance and employment practices liability insurance coverages. Our insurance policies are generally silent with respect to punitive damages so coverage is available to extent insurable under the law of any applicable jurisdiction and are subject to various deductibles and policy limits. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years.
Compliance Program
Our Compliance Program
We maintain a written code of conduct (the “Code of Conduct”) that provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. The Code of Conduct is reviewed and amended as necessary and is the basis for our company-wide compliance program. These guidelines are implemented by our Audit and Compliance Committee and are communicated to our employees through education and training programs. We also have established a reporting system and investigation policy, auditing and monitoring programs, and a disciplinary system as a means for enforcing the Code of Conduct’s policies.
Audit and Compliance Committee
Our Audit and Compliance Committee is made up of members of our senior management and in-house counsel. The Audit and Compliance Committee will meet, at a minimum, on a quarterly basis and will review the activities, reports, and operation of our compliance program.
Operating Our Compliance Program
We focus on integrating compliance responsibilities with operational functions. We recognize that our compliance with applicable laws and regulations depends upon individual colleague actions as well as company operations. As a result, we have adopted an operations team approach to compliance. Our corporate executives, with the assistance of corporate experts, designed the programs of the Audit and Compliance Committee. We utilize on site leaders for employee-level implementation of our Code of Conduct. This approach is intended to reinforce our company-wide commitment to operate in accordance with the laws and regulations that govern our business.
Compliance Issue Reporting
In order to facilitate our colleague’s ability to report known, suspected, or potential violations of our Code of Conduct, we have developed a system of reporting. This reporting, anonymous or attributable, may be accomplished through our toll-free compliance hotline, compliance e-mail address, or our compliance post office box. The Audit and Compliance committee is responsible for reviewing and investigating each compliance incident in accordance with the compliance and audit services department’s investigation policy.
Compliance Monitoring and Auditing / Comprehensive Training and Education
Monitoring reports and the results of compliance for our business will be reported to the Audit and Compliance Committee, at a minimum, on a quarterly basis. We train and educate our colleagues regarding the Code of Conduct, as well as the legal and regulatory requirements relevant to each colleagues’ work environment. New and current colleagues are required to acknowledge and certify that the colleague has read, understood, and has agreed to abide by the Code of Conduct. Additionally, all colleagues are required to re-certify compliance with the Code of Conduct on an annual basis.
Policies and Procedures Reflecting Compliance Focus Areas
We review our policies and procedures for our compliance program from time to time in order to improve operations and to promote compliance with requirements of standards, laws, and regulations and to reflect the ongoing compliance focus areas which have been identified by the Audit and Compliance Committee.
Internal Audit
We have a compliance and audit department, which has an internal audit function. The Audit and Compliance Committee of our Board of Directors will review and discuss audit results and the activities and operation of our compliance program.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our internet website at www.concentra.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. In addition to reports filed or furnished with the SEC, we publicly disclose material information from time to time in press releases, investor presentations, and through our website. Information contained in or accessible through our website is not, and should not be deemed to be, part of this annual report.

Executive Officers of the Registrant
The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of March 3, 2025:

Name	Age	Position
William K. Newton	61	Chief Executive Officer
Matthew T. DiCanio	42	President & Chief Financial Officer
John R. Anderson	75	Executive Vice President, Chief Medical Officer
Giovanni Gallara	50	Executive Vice President, Chief Clinical Services Officer
Michael A. Kosuth	67	Executive Vice President, Chief Operating Officer – East
Douglas R. McAndrew	54	Executive Vice President, Chief Operating Officer – West
Su Zan Nelson	61	Executive Vice President, Chief Accounting Officer
Jonathan P. Conser	54	Executive Vice President, Chief Growth & Customer Officer
Greg M. Gilbert	61	Executive Vice President, Chief Reimbursement & Government Relations Officer
Thomas A. Devasia	55	Executive Vice President, Chief Marketing and Innovation Officer
John A deLorimier	65	Executive Vice President, Chief Digital & Data Officer
Danielle Kendall	56	Executive Vice President, Chief People Officer
Michael D. Rhine	47	Executive Vice President, Chief Operating Officer Onsite Health & Telemedicine
Timothy F. Ryan	64	Executive Vice President, Chief Legal Counsel
William Newton has served as our Chief Executive Officer since rejoining in 2015 and our President until 2023. Mr. Newton was also Chairman of the Board of Directors for the Company from 2018 to 2022 when we were part of a joint venture between Select Medical and Welsh Carson and other investors. Prior to 2015, Mr. Newton served in various management and operational roles at the Company and our predecessor, OccuSystems, from 1995 to 2011 and was promoted to President and Chief Operating Officer from 2007 to 2011. In 2011, Mr. Newton moved on to DentalOne Partners as President and Chief Operating Officer. Prior to joining OccuSystems in 1995, Mr. Newton worked for Columbia HCA’s Ambulatory Surgery Division and its predecessor Medical Care International from 1991 to 1995. Prior to 1991, he had served in various accounting and finance roles at The Associates First Capital Corporation and was a CPA with KPMG Peat Marwick. Mr. Newton earned his Bachelor of Business Administration in accounting from Texas A&M University in 1985.
Matthew DiCanio has served as our President since 2023 and Chief Financial Officer since 2024. Mr. DiCanio joined the Company in 2015 as Senior Vice President, Strategy & Corporate Development. He was named Executive Vice President in 2021. Mr. DiCanio was previously responsible for our community- based outpatient center division (since divested) from 2016 to 2020. Before joining the Company, Mr. DiCanio held various positions in finance, mergers and acquisitions and management. He was Principal and Co- Head of the healthcare vertical at a middle-market investment bank in Dallas from 2012 to 2015, an investment banker with Bank of America Merrill Lynch in New York City from 2009 to 2012, and a CPA with KPMG, LLP from 2004 to 2007. After earning a B.S. in Business Administration from the University of Richmond, Mr. DiCanio later earned an MBA in Finance and Economics from Columbia Business School in New York.
John Anderson, DO, FACOEM has served as our Chief Medical Officer since 2014 and was named Executive Vice President in 2021. Dr. Anderson is a Fellow of the American College of Occupational and Environmental Medicine and is board certified in both occupational medicine and healthcare quality management. Dr. Anderson is a member of the American Osteopathic College of Occupational and Preventive Medicine, the American College of Occupational and Environmental Medicine, and American Board of Quality Assurance and Utilization Review Physicians as well as the American Osteopathic Association and the Michigan Occupational and Environmental Medical Association. He served as an appointed member of the Michigan Workers’ Compensation Advisory Council from 1988 to 2009 and Wayne State University’s Occupational Medicine Resident Advisory Committee from 1996 to 2008. Dr. Anderson received his baccalaureate degree from John Carroll University and his Osteopathic medical degree from Kansas City University, he received a Business of Medicine Executive Graduate Certificate from Johns Hopkins University School of Medicine.
Giovanni Gallara, PT, DPT has served as our Executive Vice President, Chief Clinical Services Officer since 2021 and as Senior Vice President from 2016 to 2021. Mr. Gallara served as vice president of therapy operations, supporting the Northeast and Mid-Atlantic regions from 2011 to 2016. Prior to joining the Company, Mr. Gallara worked in the financial services industry, outpatient rehabilitation clinical operations, onsite clinical care model delivery for Fortune 500 companies, and academics. Mr. Gallara received his undergraduate degree from Stockton University, Master’s degree in Physical Therapy from UMDNJ-Rutgers University, and Doctor of Physical Therapy from the University of Montana.

Michael Kosuth has served as our Executive Vice President, Chief Operating Officer — East since 2021, Senior Vice President, Chief Operating Officer — East since 2018 and as Senior Vice President, Operations from 2015 to 2018. Mr. Kosuth has been with the Company since 1996 serving in various positions. He joined the Company in 1996 in an operational development role at a time when we had fewer than 75 centers. Mr. Kosuth has a Bachelor of Science from the University of Akron and a Master of Business Administration from Kent State University.
Douglas McAndrew has served as our Executive Vice President, Chief Operating Officer — West since 2021, Senior Vice President, Chief Operating Officer — West since 2018 and as Senior Vice President, Operations from 2015 to 2018. During his tenure at the Company, Mr. McAndrew has served the Company in a variety of roles that included National Director / AVP of Sales, National Director of Episodic Services, Vice President of Specialty Services and Senior Vice President of Operations. Mr. McAndrew has a Bachelor of Science in Business Administration from Texas State University.
Su Zan Nelson, CPA has served as Executive Vice President, Chief Accounting Officer since 2024 and was Chief Financial Officer from 2016 to 2024. Ms. Nelson first joined the organization in 2001. She is responsible for all facets of our financial and other statistical reporting, planning and budgeting, capital management, and auditing activities. In 2014, Ms. Nelson left the Company for a brief period to serve as interim Chief Financial Officer for DentalOne Partners, a dental management service organization supporting 160 dental practices, and in 2015 Ms. Nelson served as the Chief Financial Officer for MedPost Urgent Care, a division of Tenet Health with 45 urgent care centers. Her experience also includes healthcare related financial consultation to several leading corporations. Ms. Nelson earned her bachelor’s degree in finance from the University of Texas at Arlington and is a certified public accountant (CPA).
Jonathan Conser has served as our Executive Vice President, Chief Growth and Customer Officer since 2023 and as Senior Vice President since 2016. Since joining the Company in 2003, Mr. Conser has served as Vice President of National Accounts in our managed care division and most recently as our Chief Sales Officer. Prior to joining the Company, Jon held various management sales leadership positions with financial, insurance, automotive, and oil and gas companies. He received a Bachelor of Business Administration in business from Southern Methodist University.
Greg Gilbert has served as Executive Vice President and Chief Reimbursement & Governmental Relations Officer since 2022 and has been with the Company for over 30 years. Mr. Gilbert manages three distinct business disciplines: governmental relations, reimbursement, and contracting/credentialing. He currently serves on the State Board of Workers’ Compensation Medical Advisory Committees for Maryland and Georgia and currently chairs the Georgia Medical Advisory Sub-Committee on Formulary and Treatment Guidelines. Mr. Gilbert received a Bachelor of Science in Health Professions from Texas State University and Master of Business Administration from the University of Dallas. He is a Certified Patient Account Manager through the American Association of Healthcare Administrative Management.
Thomas Devasia has served as our Executive Vice President, Chief Marketing and Innovation Officer since 2022 and as Senior Vice President since 2020. Since joining in 2016, Mr. Devasia has overseen our product, marketing, and digital teams. Prior to joining the Company, he held various leadership positions in consumer innovation, product development, business strategy and planning, marketing, and brand management at global and U.S. Fortune 100 healthcare companies. He earned dual Bachelor of Arts degrees in biology and business from Bellarmine University and holds an MBA in marketing and international business from Xavier University.
John deLorimier has served as our Executive Vice President, Chief Information and Technology Officer since 2023. He served as Senior Vice President and Executive Vice President of Customer Growth and Experience from 2005 to 2022. Mr. deLorimier served as Segment Vice President of Product and Sales development for Humana from 2012 to 2015. From 1990 to 2005 he also held senior roles in advising Fortune 500 companies on sales effectiveness, channel optimization, change management, innovation, and knowledge management. He earned undergraduate and graduate degrees from Virginia Tech.
Danielle Kendall has served as our Executive Vice President, Chief People Officer, since November 2024, as Senior Vice President, Human Resources, from 2015 - 2024, and as Vice President, Human Resources, from 2007 to 2015. She has been with the Company since 2000, serving in various positions. Prior to joining the Company, she served in HR leadership roles at multi-site organizations across a variety of industries, including computer retail with CompUSA, dental management care, and life insurance. After earning an athletic scholarship in swimming, Ms. Kendall earned her Bachelor’s in Business Administration from Texas Christian University and maintains her SHRM-Senior Certified Professional (SHRM-SCP) and Senior Professional Human Resources designations in Human Resources.
Michael Rhine has served as our Executive Vice President, Chief Operating Officer of our onsite health and telemedicine business units since July 2023. Mr. Rhine has held the role of Senior Vice President of Concentra Onsites from 2021 – 2023, Vice President of Northeast Operations from 2015 through 2021, Chief Operating Officer of Dimensional Dental in 2018, and various regional operation roles since joining the Company in 2003 as a physical therapist. Mr. Rhine received his undergraduate degree from East Stroudsburg University and a Doctor of Physical Therapy Degree from Duke University.

Timothy Ryan has served as our Executive Vice President, Chief Legal Counsel, since October 2024. Prior to joining the Company, he served as Chief Legal Counsel at AccentCare, a prominent home health care provider. Prior to that, he held several key positions at UnitedHealth Group, culminating in his role as General Counsel of OptumHealth, a diversified health and well-being company. Earlier in his career, Tim was a private practice attorney at law firms in Chicago and Detroit. Mr. Ryan earned his Bachelor of Business Administration from the University of Michigan and his Juris Doctor from Boston University in Boston, Massachusetts.

Item 1A.    Risk Factors.
Summary of Risk Factors
The following is a summary of the principal factors that make an investment in Concentra speculative or risky:
Risks Related to Our Business, Industry and Operations

•If the frequency of work-related injuries and illnesses decline, including if employment trends in the United States shift to industries that are less prone to workplace injuries and illness, our business, financial condition and results of operations may be negatively affected.
•If we have adverse changes to our relationships with our significant employer customers, third-party payors, workers’ compensation provider networks or employer services networks, our business, financial condition and results of operations may be adversely affected.
•We conduct business in a heavily regulated industry and changes to regulations, new interpretations of existing regulations, or violations of regulations may result in increased costs or sanctions that reduce our revenue and profitability.
•Cost containment initiatives or state fee schedule changes undertaken by state workers’ compensation boards or commissions and other third-party payors may adversely affect our revenue, profitability, and financial condition.
•The nature of the markets that we serve may constrain our ability to realize reimbursement increases at rates sufficient to keep pace with the inflation of our costs.
•Labor shortages, increased employee turnover, increases in employee-related costs, and union activity could have adverse effects including significant increases in our operating costs and a reduction in profitability.
•If we fail to compete effectively with other occupational health centers, onsite health clinics at employer worksites, and healthcare providers in the local areas we serve, our revenue and profitability may decline.
•We may be adversely affected by a failure or security breach of our, or our third-party vendors’, information technology systems, such as a cyber attack, which may subject us to potential legal and reputational harm and have an adverse impact on our business.
•We may be adversely affected by negative publicity which can result in increased governmental and regulatory scrutiny and possibly adverse regulatory changes.
•Significant legal actions could subject us to substantial uninsured liabilities.
•We are subject to a variety of litigation, investigations and audits and other legal and regulatory proceedings and payor audits in the course of our business that could adversely affect our business and financial statements.
•Current and future acquisitions may use significant resources, may be unsuccessful, and could expose us to unforeseen liabilities.
•In conducting our business, we are required to comply with applicable laws regarding the corporate practice of medicine and therapy and professional fee-splitting.
•We are dependent on our relationships with affiliated professional entities that we do not own to provide healthcare services, and our business would be harmed if those relationships were disrupted or if our arrangements with these entities become subject to legal challenges.
•We are subject to extensive federal and state laws and regulations relating to the privacy of personal information, including protected health information, and any actual or perceived failure to comply could adversely affect our business, financial condition and results of operations.
Risks Related to Financial and Economic Market Condition
•We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing Israel-Palestine and Russia-Ukraine military conflicts. Our business, financial condition and results of operations could be adversely affected by any negative impact on the global economy, capital markets and supply chains resulting from such conflicts or any other geopolitical tensions.

Risks Related to Our Indebtedness
•Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.
•Our Credit Facilities require us to comply with certain covenants and obligations, the default of which may result in the acceleration of certain of our indebtedness.
Risks Related to the Separation and the Distribution
•We have a limited history of operating as a standalone public company, and our historical financial information may not necessarily reflect the results that we would have achieved as a standalone public company or what our results may be in the future.
•We may not achieve all of the expected benefits of the Separation and the Separation could adversely affect our business, financial condition and results of operations.
Risks Related to Our Relationship with Select
•SMC may fail to perform under the Transition Services Agreement, or we may fail to have replacement systems and services in place when the Transition Services Agreement expires.
•Potential indemnification obligations to SMC in connection with the Separation could adversely affect our business, financial condition and results of operations.
•In connection with the Separation, SMC agreed to indemnify us for certain liabilities. However, we cannot assure you that the indemnity will be sufficient to insure us against the full amount of such liabilities or that Select’s ability to satisfy its indemnification obligation will not be impaired in the future.
Risks Related to Ownership of Our Common Stock
•The stock price of our common stock may fluctuate significantly, and you could lose all or part of your investment in our common stock as a result.
•The obligations associated with being an independent, publicly traded company require significant resources and management attention.
An investment in shares of our common stock involves risks and uncertainties. In addition to the other information in this annual report on Form 10-K, you should consider carefully the factors set forth below before making an investment decision to purchase shares of our common stock. We seek to identify, manage and mitigate risks to our business, but risks and uncertainties are difficult to predict, and many are outside of our control and therefore cannot be eliminated. You should be aware that it is not possible to predict or identify all these factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. If known or unknown risks or uncertainties materialize, our business, financial condition and results of operations could be adversely affected, potentially in a material way, which could result in a partial or complete loss of your investment.
Risks Related to Our Business, Industry and Operations
If the frequency of work-related injuries and illnesses decline, including if employment trends in the United States shift to industries that are less prone to workplace injuries and illness, our business, financial condition and results of operations may be negatively affected.
Because of improvements in workplace safety, greater access to health insurance, and the continued transition from a manufacturing-based economy to a service-based economy, workers are generally healthier and less prone to injuries than in the past. Increases in employer-sponsored wellness and health promotion programs have led to fitter and healthier employees who may be less likely to injure themselves on the job. A decline in workplace injuries and illness may cause the number of workers’ compensation claims to decrease, which may adversely affect our business.

If we have adverse changes to our relationships with our significant employer customers, third-party payors, workers’ compensation provider networks or employer services networks, our business, financial condition and results of operations may be adversely affected.
We have strong and longstanding relationships with major employer customers, payors, workers’ compensation provider networks and third-party employer services networks. Our results may decline if we lose our significant employer customers, payor relationships, or our ability to participate in workers’ compensation or employer services networks. One or more of our significant employer customers, payors, or networks could also be acquired, which could impact our relationship with such customer, payor, or network. As employer customers, payors and workers’ compensation or employer services networks make strategic business decisions in response to market conditions, financial pressure, competitive pricing pressures or other reasons, they may choose to discontinue their relationship with us or direct their employees to competitors for occupational health services. The loss of our significant employer customers, payor or network relationships could cause a material decline in our profitability and operating performance.
We conduct business in a heavily regulated industry and changes to regulations, new interpretations of existing regulations, or violations of regulations may result in increased costs or sanctions that reduce our revenue and profitability.
The healthcare industry is subject to extensive federal, state, and local laws and regulations including but not limited to (i) business, facility, and professional licensure, including surveys, certification, accreditation, and recertification requirements; (ii) conduct of operations, including financial relationships among healthcare providers, fraud and abuse, anti-kickback, physician self-referral and false claims prohibitions including the Anti-Kickback Statute, the federal physician self-referral law, Civil Monetary Penalty Statute, and the False Claims Act; (iii) payment for services; and (iv) safeguarding protected health information.
Both federal and state regulatory agencies inspect, survey, and audit our facilities to review our compliance with these laws and regulations. While our facilities intend to comply with existing licensing, certification requirements, and accreditation standards, there can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. A determination by any of these regulatory authorities that a facility is not in compliance with these requirements could lead to the imposition of requirements that the facility takes corrective action, assessment of fines and penalties, or loss of licensure, certification, or accreditation. These consequences could have an adverse effect on our business, financial condition and results of operations.
In addition, there have been heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry. The ongoing investigations relate to, among other things, various referral practices, billing practices, and physician ownership. In the future, different interpretations or enforcement of these laws and regulations could subject us to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, and capital expenditure programs. These changes may increase our cost of services and reduce our operating revenues. If we fail to comply with these extensive laws and government regulations, we could become ineligible to receive government program reimbursement, suffer civil or criminal penalties, or be required to make significant changes to our operations. In addition, we could be forced to expend considerable resources responding to or defending against any related investigation or other enforcement action.
We are subject to extensive fraud, waste, and abuse laws, and if we or our Managed PCs and their providers fail to comply with applicable healthcare laws and government regulations, we could be subject to sanctions and incur financial penalties, become excluded from participating in government healthcare programs, be required to make significant operational changes or experience adverse publicity, any or all of which could have a material adverse effect on our business, financial condition, and results of operations.
The U.S. healthcare industry is heavily regulated by federal, state and local governments. Comprehensive statutes and regulations govern, among other things, the manner in which our Managed PCs provide and bill for services and collect reimbursement from governmental programs, third-party payors and patients, our contractual relationships with our Managed PCs and the owners of the Managed PCs, our relationships with referral sources and specialist physicians, and our marketing and advertising activities. The healthcare laws and regulations that may affect our and our supported offices’ ability to operate include, but are not limited to:
•the federal Anti-Kickback Statute (the “AKS”) which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The AKS includes regulatory safe harbors that protect certain arrangements. Failure to meet the requirements of a safe harbor, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse, and may be subject to greater scrutiny by enforcement agencies;
•the federal physician self-referral law (the “Stark Law”), that, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibit the entity from billing Medicare or Medicaid for such designated health services. The term “designated health services” includes, among other things, physical therapy services and clinical laboratory services. Unlike the AKS, the Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral;
•the federal False Claims Act (the “FCA”), that imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly making, or causing to be made, a false statement in order to have a false claim paid. Actions under the FCA may be brought by the government or by a private person under a qui tam, or “whistleblower,” suit. There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. In addition, the government may assert that a claim including items or services resulting from a violation of the federal AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA;
•the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•similar state law anti-kickback, self-referral, and false claims laws, some of which may apply to items or services reimbursed by any payor, including patients, state workers’ compensation programs, and commercial insurers and include “whistleblower” provisions;
•federal and state laws as well as coverage and reimbursement requirements that prohibit providers from billing and receiving payments for therapy services and other healthcare services, unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of service rendered and otherwise meet complex billing requirements, including, among others, individual, group and concurrent therapy services;
•the Civil Monetary Penalties Law, which prohibits the offering or giving of remuneration, including free services or discounts, and waivers of beneficiary cost sharing, to Medicare and Medicaid beneficiaries that is likely to influence the beneficiary’s selection of a particular provider or supplier;
•state corporate practice prohibitions and fee-splitting laws;
•federal, state and local laws and policies that require clinical facilities and providers to maintain licensure, certification, or accreditation; and
•federal and state laws pertaining to non-physician practitioners, such as nurse practitioners physician assistants, and therapy assistants, including scope of practice limitations and requirements for supervision of such practitioners and reimbursement-related requirements.
These laws and regulations, among other things, constrain our business and limit the types of financial arrangements we and our Managed PCs may have with providers, customers, patients, vendors, and third- party payors, including our arrangements with our Managed PCs and the owners of the Managed PCs, Medical Expert Panels, Concentra Advanced Specialists, and our advertising and marketing practices and arrangements, including transportation provided to patients. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. To enforce compliance, the Office of the Inspector General (“OIG”) and the DOJ recently have increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to several investigations, prosecutions, convictions and settlements in the healthcare industry. These investigations often are focused on billing, coding and clinical documentation practices as well as financial arrangements with referral sources. We expect federal government will continue to devote substantial resources to investigating healthcare providers’ compliance with the FCA and other applicable fraud and abuse laws.
Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment, recoupment, imprisonment, loss of licensure, enrollment status and exclusion from the Medicare and Medicaid programs, imposition of a corporate integrity agreement, consent decree or similar agreements that impose ongoing compliance obligations. In addition, non-compliance with these laws or changes to these laws might have the effect of imposing additional costs on us or our managed offices or rendering invalid or illegal, in whole or in part, certain aspects of our MSAs and other arrangements between us and our Managed PCs and the owners of the Managed PCs. The risk of being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create significant liability for us and negatively affect our business. Any action against us or our Managed PCs for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.
Cost containment initiatives or state fee schedule changes undertaken by state workers’ compensation boards or commissions and other third-party payors may adversely affect our revenue, profitability, and financial condition.
Initiatives undertaken by state workers’ compensation commissions, insurance companies, and other payors to contain the costs of healthcare services, including occupational health services and urgent care services, may adversely affect our financial performance. The cost of medical care provided for workers’ compensation services is often determined by a state fee schedule and state workers’ compensation commissions seek to control healthcare costs by reducing prescribed rates of reimbursements through fee schedule modifications. We compete with other healthcare providers, such as hospitals, who contract with insurance companies and other third-party payors and may be able to negotiate more favorable rates or provide services at a lower cost. We believe that these cost containment measures may continue and, if so, would limit reimbursements for healthcare services that our affiliated clinicians provide. If state workers’ compensation commissions or third-party payors reduce the amounts they pay for healthcare services, our revenue, profitability, and financial condition may be adversely affected.
The nature of the markets that we serve may constrain our ability to realize reimbursement increases at rates sufficient to keep pace with the inflation of our costs.
Rates of reimbursement for workers’ compensation services are established through a legislative or regulatory process within each state that we serve. Currently, we offer occupational health centers or offer telemedicine services in 38 states and the District of Columbia which have fee schedules pursuant to which all healthcare providers are uniformly reimbursed for workers’ compensation services. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are generally reimbursed based on UCR rates charged in the particular state in which the services are provided. Given that we do not control these processes, we may be subject to financial risks, including decreased revenue and profitability, if individual jurisdictions reduce rates or do not routinely raise rates of reimbursement in a manner that keeps pace with the inflation of our costs of service.
Additionally, in our employer services business, while we can directly set the price for these services, the market rates for this portion of our business are substantially lower than the fees we receive for workers’ compensation services. The average rate of reimbursement per visit could increase at rates lower than the rate of inflation in our costs and could lower our margins for services that we provide.
In addition to the risks we face in our occupational health services business, we also face competitive and market pressures in our onsite health clinics that may constrain our ability to raise our pricing for services in a manner that is commensurate with the increases in our costs.
Labor shortages, increased employee turnover, increases in employee-related costs, and union activity could have adverse effects including significant increases in our operating costs and a reduction in profitability.
We have experienced and may continue to experience decreased profitability due to increased labor costs. A number of factors contribute to increased labor costs, such as constrained staffing due to a shortage of healthcare workers, increased dependence on contract workers, the cost of recruiting and training new employees, the cost of retaining existing staff, and other government regulations, which include laws and regulations related to minimum wage standards and workers’ health and safety.

We are highly dependent upon the ability of our affiliated professional medical groups to recruit and retain qualified physicians and other licensed providers to provide services to our existing occupational health centers and onsite health clinics and to expand our business. We compete with many types of healthcare entities, including teaching, research, and government hospitals and institutions, and other practice groups for the services of qualified physicians, clinicians, physical therapists and other healthcare professionals. Our affiliated professional medical groups may not be able to continue to recruit new clinicians or renew contracts with existing clinicians on acceptable terms. Difficulties in attracting and retaining qualified healthcare personnel can limit our ability to staff our facilities. Our affiliated professional medical groups supplement their clinical personnel with a staffing agency, which can increase our costs and lower our margins. Additionally, the cost of attracting, training, and retaining qualified healthcare personnel has been and may continue to be higher than historical trends which may cause our profitability to decline.
While we have historically experienced some level of ordinary course employee turnover, the impact of the COVID-19 pandemic and resulting actions have exacerbated labor shortages and increased employee turnover. In some markets, the availability of clinicians and other medical support personnel has been a significant operating issue for healthcare providers, including at certain of our facilities. Increased employee turnover rates within our employee base can lead to decreased efficiency and increased costs, such as increased overtime to meet demand, increased compensation and bonuses to attract and retain employees, and incremental training costs. We may be required to continue to enhance wages and benefits to recruit and retain clinicians and other medical support personnel or to hire more expensive temporary or contract personnel.
An overall or prolonged labor shortage, lack of skilled labor, increased employee turnover or continued increase in the cost of recruiting and retaining employees could have a material adverse impact on our business, financial condition, results of operations, liquidity and cash flows. If our labor costs continue to increase, we may not be able to reduce other operating expenses in a manner sufficient to offset these increased labor costs. Our failure to recruit and retain qualified management, clinicians and other medical support personnel, or to control our labor costs, could have a material adverse effect on our business, financial condition and results of operations.
In addition, United States healthcare providers in recent years have seen an increase in the amount of union activity. Although our workforce is currently non-union, we cannot predict the degree to which we will be affected by future union activity and there may be legislative or executive actions that could result in increased union activity.
If we fail to compete effectively with other occupational health centers, onsite health clinics at employer worksites, and healthcare providers in the local areas we serve, our revenue and profitability may decline.
The healthcare business is highly competitive, and we compete with other occupational health centers, onsite health clinics at employer worksites, and other healthcare providers for customers. If we are unable to compete effectively with other occupational health centers, onsite health clinics at employer worksites and healthcare providers, our ability to retain customers and affiliated physicians, or maintain or increase our revenue, price flexibility, control over medical cost trends, and marketing expenses may be compromised, and our revenue and profitability may decline.
Our primary competitors have typically been independent physicians, hospital emergency departments, hospital-owned or hospital-affiliated medical facilities and urgent care facilities. New competitors in our industry can emerge relatively quickly. The increasing acceptance of telemedicine as a customary means of healthcare delivery reduces geographic barriers and cost of entry for current competitors and new market entrants. The markets in our business are also fragmented and competitive. In addition, significant merger and acquisition activity has occurred in our industry as well as in industries that supply products to us, such as the medical supply and device industries as well as the health information systems industries. If our competitors are better able to attract customers or expand services at their facilities than we are, we may experience an overall decline in revenue.
We may be adversely affected by a failure or security breach of our, or our third-party vendors’, information technology systems, such as a cyber attack, which may subject us to potential legal and reputational harm and have an adverse impact on our business.
In the normal course of business, we rely on our information technology systems to collect, maintain, and process various types of personal information, such as sensitive patient information including patient demographic data, eligibility for various medical plans, and protected health information. Additionally, we utilize those same systems to perform our day-to-day activities that are critical to our business, such as receiving referrals, assigning medical teams to patients, documenting medical information, maintaining an accurate record of all transactions, processing payments, and maintaining our employee’s personal information. We also contract with third-party vendors to maintain and store personal information, including our patient’s individually identifiable health information, and to manage some of our information technology systems. Numerous state and federal laws and regulations address privacy and information security concerns resulting from our access to personal information.

Our information technology systems and those of our vendors that process, maintain, and transmit personal information are subject to various cybersecurity risks that threaten the confidentiality, integrity, and availability of the information technology systems and personal information. Risks to our information technology systems and personal information we or our third party vendors maintain may arise from diverse attack vectors including computer viruses and malware (e.g., ransomware), malicious code, social engineering/phishing, advanced persistent threats, cyber attacks, or other breaches. Failure to maintain the security and functionality of our information systems and related software, or to defend against a cybersecurity attack or other attempt to gain unauthorized access to our or third-party’s systems, facilities, or patient health information could expose us to a number of adverse consequences, including but not limited to disruptions in our operations, regulatory and other civil and criminal penalties, reputational harm, investigations and enforcement actions (including, but not limited to, those arising from the Securities and Exchange Commission (the “SEC”), Federal Trade Commission, the OIG or state attorneys general), fines, litigation, loss of customers, disputes with payors, and increased cost of services, which either individually or in the aggregate could have a material adverse effect on our business, financial position, results of operations, and liquidity. For example, on November 10, 2023, Perry Johnson & Associates, Inc., a third- party vendor of health information technology solutions that provides medical transcription services (“PJ&A”), notified us that certain information related to particular Concentra patient was potentially affected by a cybersecurity event. In early February 2024, we sent notices to almost four million patients who may have been impacted by the data breach. We are also subject to several lawsuits related to the PJ&A data breach. See “Item 3.    Legal Proceedings.” While we are unable to predict the full impact of the PJ&A data breach at this time, in addition to litigation the PJ&A incident could subject us to enforcement actions, a loss of trust, remediation costs, and any of the other risks described in this section. Although we maintain cyber liability insurance to protect us from losses related to cyber attacks and breaches, not every risk or liability can be insured, and for insurable risks, our policy limits and terms of coverage may not be sufficient to cover all actual losses or liabilities incurred. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim.
Given the rapidly evolving nature and proliferation of cyber threats — including through artificial intelligence — there can be no assurance our training and security measures or other controls will detect, prevent, or remediate security or data breaches in a timely manner or otherwise prevent unauthorized access to, damage to, or interruption of our systems and operations. For example, it has been widely reported that many well-organized international interests, in certain cases with the backing of sovereign governments, are targeting the theft of patient information through the use of advanced persistent threats. A cyber-attack that bypasses our information technology security systems, or those of our third-party vendors, could cause the loss of personal information, including protected health information, or other data subject to privacy laws, the loss of proprietary business information, or a material disruption to our or a third-party vendor’s information technology business systems resulting in a material adverse effect on our business, financial condition, results of operations, or cash flows. In addition, our future results could be adversely affected due to the theft, destruction, loss, misappropriation, or release of protected health information, other confidential data, or proprietary business information, operational or business delays resulting from the disruption of information technology systems and subsequent clean-up and mitigation activities, negative publicity resulting in reputation or brand damage with clients, members, or industry peers, or regulatory action taken as a result of such incident. While we are not aware of having experienced a material cyber breach or attack to date, we are likely to face attempted attacks in the future. Accordingly, we may be vulnerable to losses associated with improper functioning, security breaches, or unavailability of our information systems as well as any systems used in acquired operations.
Additionally, our acquisitions require transitions and integration of various information technology systems. If we experience difficulties with the transition and integration of these systems or are unable to implement, maintain, or expand our systems properly, we could suffer from, among other things, operational disruptions, regulatory problems, working capital disruptions, and increases in administrative expenses. As such, we may inherit risks of security breaches or other compromises when we integrate these companies within our business.
We may be adversely affected by negative publicity which can result in increased governmental and regulatory scrutiny and possibly adverse regulatory changes.
Negative press coverage, including about the industries in which we currently operate, can result in increased governmental and regulatory scrutiny and possibly adverse regulatory changes. Adverse publicity and increased governmental scrutiny can have a negative impact on our reputation with customers and patients and on the morale and performance of our employees, both of which could adversely affect our business, financial condition and results of operations.
Significant legal actions could subject us to substantial uninsured liabilities.
Our affiliated professional medical groups and some of our colleagues are involved in the delivery of healthcare and related services to the public. In providing these services, the physicians and other licensed providers in our affiliated professional medical groups, and consequently we, are exposed to the risk of professional liability claims. Many of these involve large claims and significant defense costs and if successful, could result in significant liabilities that may exceed our insurance coverage and the financial ability of our affiliated professional medical groups to indemnify us. We are also subject to lawsuits under federal and state whistleblower statutes designed to combat fraud and abuse in the healthcare industry. These whistleblower lawsuits are not covered by insurance and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits. See “Item 3. Legal Proceedings.” and Note 17—“Commitments and Contingencies,” to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
We currently maintain professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where we are operating and whether the operations are wholly owned or operated through a joint venture.
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where the Company is operating. The Company currently maintains insurance coverages under a combination of policies with a total annual per claim aggregate limit of $29.0 million for professional malpractice liability insurance and general liability insurance. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. In addition, the Company purchases additional primary care limits in certain patient compensation fund states, including Indiana, Kansas, Louisiana, Nebraska, Pennsylvania and Wisconsin. The Company also maintains additional types of liability insurance covering claims that, due to their nature or amount, are not covered by or not fully covered by the applicable professional malpractice and general liability insurance policies, including workers compensation, property and casualty, directors and officers, cyber liability, and employment practices liability insurance coverages. Our insurance policies generally are silent with respect to punitive damages so coverage is available to the extent insurable under the law of any applicable jurisdiction, and are subject to various deductibles and policy limits. The Company reviews its insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities.
We are subject to a variety of litigation, investigations and audits and other legal and regulatory proceedings and payor audits in the course of our business that could adversely affect our business and financial statements.
We are subject to a variety of litigation and other legal and regulatory proceedings incidental to our business, including claims or counterclaims for damages arising out of our services and claims relating to employment matters, tax matters, commercial disputes, breach of contract claims, environmental matters, personal injury, and insurance coverage, as well as regulatory subpoenas, requests for information, investigations and enforcement. An increasing level of governmental and private resources are being devoted to the investigation of allegations of fraud and abuse in federal healthcare programs, state workers’ compensation programs as well as managed care and commercial insurance programs, and these federal and state regulatory authorities are taking an increasingly strict view of the requirements imposed on healthcare providers. Certain of our facilities have been, are currently, and may in the future be subject to lawsuits, qui tam actions, subpoenas, investigations, audits and other inquiries related to our operations. Private individuals, including former employees, may report potential violations to regulatory authorities or bring qui tam or whistleblower lawsuits, and these types of actions may be “under seal” for a long period of time while regulatory authorities investigate. We, like other healthcare providers, are subject to investigations of the billing and coding of services provided to federal healthcare program, workers’ compensation program, managed care and commercial insurance patients, including whether such services were properly documented and billed, whether services provided were medically necessary and compliant with conditions of participation or payment. These claims, lawsuits, and proceedings are in various stages of adjudication or investigation and involve a wide variety of claims and potential outcomes. For example, we are currently being investigated separately by the DOJ and the California Department of Insurance, in each case relating to our billing and coding for physical therapy claims. See “Item 3.    Legal Proceedings.” While we believe our practices are compliant, the investigations continue to evolve and could result in the government pursuing civil legal claims against us that may result in substantial liabilities or the imposition of additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Private payors such as third-party insurance and managed care entities often reserve the right to conduct audits and investigations. We may also become subject to lawsuits as a result of past or future acquisitions or as a result of liabilities retained from, or representations, warranties or indemnities provided in connection with, businesses divested by us or our predecessors. The types of claims made in lawsuits include claims for compensatory damages, punitive and consequential damages (and in some cases, treble damages) and/or injunctive relief. The defense of these lawsuits may divert our management’s attention, we may incur significant expenses in defending these lawsuits, and we may be required to pay damage awards or settlements or become subject to equitable remedies that could adversely affect our operations and financial statements. Moreover, any insurance or indemnification rights that we may have may be insufficient or unavailable to protect us against such losses. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity and require us to incur significant costs and could result in a material adverse effect to our reputation and business. In addition, developments in proceedings in any given period may require us to adjust the loss contingency estimates that we have recorded in our financial statements, record estimates for liabilities or assets previously not susceptible of reasonable estimates or pay cash settlements or judgments. Any of these developments could adversely affect our financial statements in any particular period. We cannot assure you that our liabilities in connection with litigation and other legal and regulatory proceedings will not exceed our estimates or adversely affect our financial statements and business. However, based on our experience, current information and applicable law, we do not believe that it is reasonably possible that any amounts we may be required to pay in connection with litigation and other legal and regulatory proceedings in excess of our reserves as of the date of this annual report on Form 10-K will have a material effect on our financial statements.
Noncompliance with billing and documentation requirements could result in non-payment or subject us to billing, coding or other compliance audits or investigations by government authorities or private payors.
Payors typically have differing and complex billing and documentation requirements. If we fail to comply with these payor-specific requirements, we may not be paid for our services or payment may be substantially delayed or reduced. While we have policies and procedures in place, it is not always possible to identify and deter misconduct or improper activities by employees, independent contractors, licensed providers and third parties, including noncompliance with billing, coding and clinical documentation requirements and other regulatory standards and requirements. Moreover, federal and state laws, rules and regulations impose substantial penalties, including criminal and civil fines, monetary penalties, exclusion from participation in government healthcare programs and imprisonment, on entities or individuals (including any individual corporate officers, physicians or licensed providers deemed responsible) that fraudulently or wrongfully bill government-funded programs or other third-party payors for healthcare services. Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers, with enforcement actions covering a variety of topics, including referral and billing practices. Further, the federal False Claims Act and a growing number of state laws allow private parties to bring qui tam or “whistleblower” lawsuits against companies for false billing violations.
We have been, are and may be subject in the future to governmental reviews, audits, and investigations to verify our compliance with federal healthcare program requirements and applicable laws and regulations. CMS contracts with Recovery Audit Contractors (“RACs”) and other contractors on a contingency fee basis to conduct post-payment reviews to detect and correct improper payments in the Medicare program. Private third-party payors may conduct similar post-payment audits. We are routinely subject to audits, and any delays in timely providing requested records, negative audit findings or allegations of fraud or abuse may subject us to liability, such as overpayment liability, refunds or recoupments of previously paid claims, payment suspension or the revocation of billing or payment privileges in governmental healthcare programs. Such actions, if imposed on us or our subsidiaries, could materially and adversely impact our revenue, financial condition and results of operations.
Insurance coverage, even where available, may not be sufficient to cover losses we may incur.
Our business exposes us to the risk of liabilities and losses arising from our operations. For example, we may be liable for claims brought by patients, customers, employees, or other third parties for personal injury or property damage arising from the use of our services or premises, as well as professional liability claims against our affiliated professional medical groups. We also may face liabilities or losses due to site- specific incidents (such as fires, explosions, flooding, or power outages), natural disasters (such as hurricanes, earthquakes, or other severe natural events), cyber-security incidents, and similar factors. We seek to minimize these risks where practicable and economical through various insurance contracts from third-party insurance carriers. However, any insurance coverage we purchase or otherwise have access to is subject to large deductibles on individual claims, policy limits (on individual claims and all claims in the aggregate), and other terms and conditions. We retain an insurance risk reserve for the deductible portion of each claim and for any gaps in insurance coverage. We do not view insurance, by itself, as a material mitigant to our business risks, and our insurance may not be sufficient to cover losses we may incur. Any losses that insurance does not substantially cover could adversely affect our business, financial condition and results of operations. In addition, the insurance industry has become more selective in offering some types of insurance, such as product liability and cyber-security insurance, and we may not be able to obtain certain insurance coverage on favorable terms, or at all, in the future.
Recent state laws that regulate healthcare costs, access to care and quality may impact our ability as a healthcare support service provider to do certain transactions.
In recent years, states including California, Connecticut, Illinois, Massachusetts, Minnesota, Nevada, New Mexico, New York, Oregon, Rhode Island, Indiana and Washington are becoming increasingly interested in the review of health care transactions for impacts on costs, access to care and quality. Transactions involving multi-state organizations with hundreds of health care providers across the country can now be subject to state reviews because one or more providers derive revenue from patients within the state. Certain state laws apply to transactions involving MSOs, and the review processes can involve lengthy review and approval periods, require enhanced disclosure obligations and impact analysis, public notices and hearings, and approval conditions and post-closing oversight, including ongoing reporting obligations. Overall, these state laws regulating costs, access to care and quality, in effect and those that may go into effect in the future, may delay or burden our transactions, including future add-on acquisitions, increase costs associated with expansion, require intrusive disclosures, and impose onerous, ongoing reporting obligations. If there are any delays in receiving regulatory approvals from the applicable government agencies, or the inability to receive such approvals, such delays or denials could negatively impact our business.
Current and future acquisitions may use significant resources, may be unsuccessful, and could expose us to unforeseen liabilities.
As part of our growth strategy, we have a history of pursuing acquisitions of companies providing services that are similar or complementary to those that we provide in our businesses to better leverage our existing, scalable infrastructure, and may continue to pursue this strategy in the future. These acquisitions may involve significant cash expenditures, debt incurrence, additional operating losses and expenses, and compliance risks that could have a material adverse effect on our financial condition and results of operations.
We may not be able to successfully integrate our acquired businesses into our company, and therefore, we may not be able to realize the intended benefits of an acquisition. If we fail to successfully integrate acquisitions, our financial condition and results of operations may be materially adversely affected. These acquisitions could result in difficulties integrating acquired operations, technologies, and personnel into our business. Such difficulties may divert significant financial, operational, and managerial resources from our existing operations and make it more difficult to achieve our operating and strategic objectives. We may fail to retain employees or employer customers acquired through these acquisitions, which may negatively impact the integration efforts. These acquisitions could also harm our results of operations if it is subsequently determined that goodwill or other acquired intangible assets are impaired, thus resulting in an impairment charge in a future period.
In addition, these acquisitions involve risks that the acquired businesses will not perform in accordance with expectations, that we may become liable for unforeseen financial or business liabilities of the acquired businesses, including liabilities for failure to comply with healthcare regulations, that the expected synergies associated with acquisitions will not be achieved, and that business judgments concerning the value, strengths, and weaknesses of businesses acquired will prove incorrect, which could have a material adverse effect on our financial condition and results of operations.
We rely on third parties in many aspects of our business, which exposes us to additional risks that could adversely affect our business, financial condition and results of operations.
We rely on relationships with third parties, suppliers, distributors, contractors, logistics providers, and other external business partners, in many aspects of our business. If we are unable to effectively manage our third-party relationships and the agreements under which our third-party partners operate, our business, financial condition and results of operations could be adversely affected. Furthermore, failure of these third parties to meet their obligations to us or substantial disruptions in our relationships with these third parties could adversely affect our business, financial condition and results of operations. While we have policies and procedures for managing these relationships, they inherently involve a lesser degree of control over business operations, compliance matters, and ESG practices, thereby potentially increasing our reputational, legal, financial, and operational risk. If our suppliers or other third-party partners fail to comply with applicable laws, regulations, safety codes, employment practices, human rights standards, quality standards, environmental standards, health and safety standards, production practices or other obligations, norms, or ethical standards, our reputation or our brands could be damaged, and we could be exposed to litigation, investigations, enforcement actions, monetary liability and additional costs that could adversely affect our business, financial condition and results of operations.
Following the Separation, we may need to replace certain of our existing contracts with third parties and, with respect to certain contracts, including contracts related to information technology and cyber-security matters, that are intended to be transferred, in whole or in part, from Select to us, obtain consents or approvals from third parties. If we are unable to obtain these replacement contracts or required consents or approvals, or if we can only do so on less favorable terms, our business, financial condition and results of operations could be adversely affected.
In conducting our business, we are required to comply with applicable laws regarding the corporate practice of medicine and therapy and professional fee-splitting.
Many states prohibit, by statute, regulation, guidance from professional licensing boards or state attorneys general or under common law, the unlicensed practice of certain professionals, such as medicine and physical therapy. Corporate practice restrictions are generally designed to prohibit a non-professional entity or individual from owning a practice, employing providers or controlling or unduly influencing the professional practice and clinical decision making of the licensed professional. The laws relating to corporate practice vary from state to state and are subject to change and to evolving interpretations by courts, state licensing boards and state attorneys general, among others. Further, changes to the membership or staff of state agencies, licensing boards or attorney general offices could lead to increased enforcement of these laws and regulations.
Many states also have laws that prohibit a non-professional entity or individual from sharing in or splitting profits or professional fees for patient care, often referred to as “fee-splitting.” Some states also prohibit entities from engaging in certain financial arrangements, such as fee-splitting, with physicians or therapists. The laws relating to fee-splitting also vary from state to state and are not fully developed. Generally, these laws restrict business arrangements that involve a physician or therapist sharing professional fees with a non-professional source, but in some states, these laws have been interpreted to extend to management agreements between physicians or therapists and business entities under some circumstances.
We believe that our current and planned activities do not constitute the unlawful practice of medicine or fee-splitting, or the unlawful corporate practice of medicine or therapy as contemplated by these state laws. However, the interpretations of such laws vary from state to state and are enforced by governmental, judicial, law enforcement or regulatory authorities with broad discretion. Additionally, it is possible that the laws and rules governing the practice of medicine and therapy and fee-splitting in one or more jurisdictions may change in a manner adverse to our business. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis, and there can be no assurance that future interpretations of such laws will not require structural and organizational modification of our existing relationships with the affiliated professional medical groups. State regulatory authorities may review our agreements with affiliated professional medical groups and structure for legal and regulatory compliance. The specific restrictions that may be imposed on us if we are found to violate the laws governing corporate practice of or professional fee-splitting vary from state to state.
If a court or regulatory body determines that we have violated these laws or if new laws are introduced that would render our arrangements illegal, we could be subject to civil or criminal penalties, and our contracts could be found legally invalid and unenforceable (in whole or in part), or we could be required to restructure our contractual arrangements with our affiliated physicians and other licensed providers and restructure our business model.
We are dependent on our relationships with affiliated professional entities that we do not own to provide healthcare services, and our business would be harmed if those relationships were disrupted or if our arrangements with these entities become subject to legal challenges.
Due to the prevalence of the corporate practice of medicine doctrine, including in certain states where we conduct our business, we do not own the affiliated professional entities medical group that we contract with to provide healthcare services, which we refer to herein as “Managed PCs.” We enter into MSAs with such entities. Each MSA typically has a term of 40 years but may be terminated by the Managed PCs under certain circumstances. The Managed PCs are wholly owned by physician providers licensed in their respective states. Under the MSAs between our MSOs and each Managed PC, we provide various administrative and operations support services in exchange for scheduled fees at the fair market value of our services provided to each Managed PC. As a result, our ability to receive fees from the Managed PCs is limited to the fair market value of the services provided under the MSAs. To the extent our ability to receive fees from the Managed PCs is limited, our ability to use that cash for growth, debt service or other uses at the Managed PC may be impaired and, as a result, our business, financial condition and results of operations may be adversely affected.
Some of the relevant laws, regulations and agency interpretations in states with corporate practice of medicine restrictions have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change. There is a risk that authorities in some jurisdictions may find that our contractual relationships with the Managed PCs, which govern the provision of management and administrative services, violate laws prohibiting the corporate practice of medicine and fee splitting. The extent to which each state may consider particular actions or contractual relationships to constitute improper influence of professional judgment varies across the states and is subject to change and to evolving interpretations by state boards of medicine and state attorneys general, among others. Accordingly, we must monitor our compliance with laws in every jurisdiction in which we operate on an ongoing basis, and we cannot provide assurance that our activities and arrangements, if challenged, will be found to be in compliance with the law.

While the MSAs prohibit us from controlling, influencing or otherwise interfering with the practice of medicine at each Managed PC, and provide that physicians retain exclusive control and responsibility for all aspects of the practice of medicine, there can be no assurance that our contractual arrangements and activities with the Managed PCs will be free from scrutiny from authorities, and we cannot guarantee that subsequent interpretation of the corporate practice of medicine and fee splitting laws will not circumscribe our business operations. State corporate practice of medicine doctrines also often impose penalties on physicians themselves for aiding the corporate practice of medicine, which could discourage providers from participating in our network of physicians. If a successful legal challenge or an adverse change in relevant laws were to occur, and we were unable to adapt our business model accordingly, our operations in affected jurisdictions would be disrupted, which could harm our business.
In addition to the MSAs, we enter into succession agreements and other arrangements with their physician equity holders that have certain contractual rights relating to the orderly transfer of equity interests. Such equity interests cannot, however, be transferred to or held by us or by any non-professional organization. Accordingly, neither we nor our direct subsidiaries directly own any equity interests in any of our physician practices. In the event that any of the physician owners of our practices fail to comply with the management arrangement, if any management arrangement is terminated and/or we are unable to enforce our contractual rights over the orderly transfer of equity interests in any of our physician practices, such events could have a material adverse effect on our business, financial condition, results of operations and cash flows.
While we expect that our relationships with the Managed PCs will continue, a material change in our relationship with these entities, or among the Managed PCs, whether resulting from a dispute among the entities, a challenge from a governmental regulator, a change in government regulation, or the loss of these relationships or contracts with the Managed PCs, could impair our ability to provide services to our patients and could harm our business. For example, our arrangements in place to help ensure an orderly succession of the owner or owners of the Managed PCs upon the occurrence of certain events may be challenged, which may impact our relationship with the Managed PCs and harm our business, financial condition and results of operations. The MSAs and these succession arrangements could also subject us to additional scrutiny by federal and state regulatory bodies regarding federal and state fraud and abuse laws. Any scrutiny, investigation or litigation with regard to our arrangement with the Managed PCs, and any resulting penalties, including monetary fines and restrictions on or mandated changes to our current business and operating arrangements, could harm our business.
We are subject to extensive federal and state laws and regulations relating to the privacy of personal information, including protected health information, and any actual or perceived failure to comply could adversely affect our business, financial condition and results of operations.
Numerous state and federal laws, regulations, standards, and other legal obligations, including consumer protection laws and regulations, that govern the collection, dissemination, use, access to, confidentiality, security and processing of personal information, including protected health information (“PHI”), apply to our operations and the operations of our partners. Any failure or perceived failure by us to comply with data privacy laws, rules, regulations, industry standards and other requirements could result in proceedings or actions against us by individuals, consumer rights groups, government agencies, or others. We could incur significant costs in investigating and defending such claims and, if found liable, pay significant damages or fines or be required to make changes to our business. Further, these proceedings and any subsequent adverse outcomes may subject us to significant negative publicity and an erosion of trust. If any of these events were to occur, our business, financial condition and results of operations could be materially adversely affected.
For example, the administrative simplification provisions of the Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations promulgated thereunder (collectively, “HIPAA”), establish privacy, security, and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their respective business associates that perform certain services that involve creating, receiving, maintaining, or transmitting individually identifiable health information for or on behalf of such covered entities, as well as their covered subcontractors. HIPAA requires covered entities and business associates to develop and maintain policies with respect to the protection, use, and disclosure of PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a breach of unsecured PHI.
Covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, and not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the U.S. Department of Health and Human Services (“HHS”), Office for Civil Rights (“OCR”), and, under certain circumstances involving large breaches, to the media. A business associate must notify the relevant covered entity of a breach of unsecured PHI within 60 days of discovery. A non-permitted use or disclosure of PHI is presumed to be a breach under HIPAA unless the covered entity or business associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA.

Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by OCR, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with OCR to settle allegations of HIPAA non- compliance. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.
Even when HIPAA does not apply, according to the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair and/or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.
We are also subject to marketing privacy laws. For example, the Telephone Consumer Protection Act (“TCPA”) governs unsolicited telephone marketing calls, including those using automated and prerecorded messages. In addition to increased enforcement by the FTC and Federal Communications Commission (“FCC”), a significant risk under the TCPA lies with private actions filed by consumers, frequently filed as class action lawsuits. The TCPA provides a private right of action for violations and statutory damages and when multiplied against a large number of calls, text messages or fax transmissions, potential damages in these cases can be significant.
Along with rules governing commercial telemarketing, the Controlling the Assault of Non-Solicited Pornography and Marketing (“CAN-SPAM”) Act of 2003 governs anyone who advertising products or services by electronic mail directed to or originating from the United States. The law covers the transmission of e-mail messages whose primary purposes is advertising or promoting a product or services and requires such email transmissions to include specific elements and language such as return e-mail addresses and opt out notices. CAN-SPAM is enforced primarily by the FTC and carries significant penalties. In addition, deceptive commercial e-mail is subject to laws banning false or misleading advertising.
Moreover, certain states such as California and Washington have adopted privacy and security laws and regulations, which govern the privacy, processing and protection of health-related and other personal information. Such laws and regulations are ever evolving and create complex compliance issues for us and our customers and strategic partners. Any failure to comply with such laws could materially adversely impact our business.
If we fail to comply with applicable data interoperability and information blocking rules, it could materially adversely impact our business.
The 21st Century Cures Act (the “Cures Act”), which was passed and signed into law in December 2016, includes provisions related to data interoperability, information blocking and patient access. In March 2020, the HHS Office of the National Coordinator for Health Information Technology (“ONC”), and Centers for Medicare & Medicaid Service (“CMS”) finalized and issued complementary rules that are intended to clarify provisions of the Cures Act regarding interoperability and information blocking, and include, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces, or APIs, that connect to provider electronic health record systems (“EHRs”). The companion rules will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks (“HIEs/HINs”), and health plans share patient information, and create significant new requirements for healthcare industry participants. For example, the ONC rule, which went into effect on April 5, 2021, prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, or EHI, also known as “information blocking.” To further support access and exchange of EHI, the ONC rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. In June 2023, the OIG published its final rule implementing the statutory penalties for information blocking, which are up to $1 million per violation. Enforcement of information blocking penalties began on September 1, 2023. In October 2023, HHS proposed a rule to establish disincentives for healthcare providers that participate in certain Medicare programs that have been determined by the OIG to have committed information blocking. Further, in December 2023, ONC finalized its rule titled Health Data, Technology, and Interoperability: Certification Program Updates, Algorithm Transparency, and Information Sharing (“HTI-1 Final Rule”). Among other things, the HTI-1 Final Rule narrows the scope of entities that qualify as certified health IT developers, makes updates to its Health IT Certification Program requirements, a voluntary program for certifying health IT, and modifies the information blocking exceptions. Any failure to comply with these rules could have a material adverse effect on our business, financial condition and results of operations.

Facility licensure requirements in some states are costly and time-consuming, limiting or delaying our operations, and failure to comply with laws or regulation relating to permit, licensing and accreditation requirements, could result in fines, penalties and other adverse action, the loss of licenses, permits and accreditations and adversely affect our business and our financial condition.
State Departments of Health or other state regulatory agencies may require us to obtain licenses, permits, registrations, accreditations and/or certifications in the various states in which we have our occupational health centers and onsite health clinics at employer worksites and in connection with our pharmacy distribution, utilization review and third-party administrator services. Our occupational health centers and onsite clinics must comply with Medicare program and state licensure requirements and are subject to surveys and investigations from federal and state agencies as well as accreditations organizations. Our occupational health centers and onsite health clinics are subject to extensive federal, state and local regulation relating to, among other things, to the adequacy of healthcare, equipment, personnel, operating policies and procedures, workplace safety, maintenance of adequate records, controlled substances, handling radioactive materials, fire prevention, rate-setting, building codes, environmental protection, clinical laboratory and X-ray and radiation standards. Our centers and clinics are subject to periodic inspection by governmental and other authorities to assure continued compliance with the various standards necessary for licensing and accreditation and the failure to timely address and correct any deficiencies could result in fines, penalties, suspended operations or closures and other adverse action against the surveyed facility and could impact our operations at other facilities in the same state. In addition, states impose licensing requirements on individual physicians and other medical support personnel. We strive to comply with all applicable laws, regulations and other legal obligations relating to accreditation, permit and licensing requirements. Although we currently have no reason to believe that we will be unable to obtain the necessary licenses without unreasonable expense or delay, there can be no assurance that we will be able to obtain any required licensure. However, there can be no assurance that regulatory authorities will determine that all applicable requirements are fully met at any given time. Additionally, although we currently have no reason to believe that we will be unable to obtain any licenses required in the future without unreasonable expense or delay, there can be no assurance that we will be able to obtain any required licensure. Should any of our occupational health centers or onsite health clinics be found to be noncompliant with these requirements, we could be subject to fines, penalties and other adverse action, including the loss of licenses, permits and accreditations or be required to cease operations in a state, and our business, operations and financial condition could be materially adversely affected.
If we are unable to maintain, protect or enforce our rights in our proprietary technology, brands or other intellectual property, our competitive advantage, business, financial condition and results of operations could be harmed.
Our success is dependent, in part, upon protecting our intellectual property rights, including those in our brands and our proprietary know-how and technology. We rely on a combination of trademark, trade secret, copyright and other intellectual property laws as well as contractual arrangements to establish and protect our intellectual property rights. While it is our policy to protect and defend our rights to our intellectual property, we cannot predict whether the measures that we have taken will be adequate to prevent infringement, misappropriation, dilution or other violations of our intellectual property rights, or that we will be able to successfully enforce our rights. Our failure to obtain or maintain adequate protection of our intellectual property rights for any reason could result in an adverse effect on our business, financial condition and results of operations.
We rely on our trademarks and trade names to distinguish our services from the services of our competitors, and have registered or applied to register our key trademarks. We cannot assure you that our trademark applications will be approved. Third parties may also oppose our trademark applications, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand our services, which could result in loss of brand recognition, and could require us to devote resources advertising and marketing new brands. Further, we cannot assure you that competitors will not infringe our trademarks, or that we will have adequate resources to enforce our trademarks.
While software and other of our proprietary works may be protected under copyright law, we have not registered any copyrights in these works, and instead, we primarily rely on protecting our software as a trade secret. In order to bring a copyright infringement lawsuit in the United States, the copyright must first be registered. Accordingly, the remedies and damages available to us for unauthorized use of our software may be limited.
Although we attempt to protect certain of our proprietary technologies by entering into confidentiality agreements with our employees, consultants, and others who have access to such technologies and information, these agreements may be breached, and we cannot guarantee that we will have sufficient remedies in the event of the agreements are breached. Furthermore, trade secret laws do no not prevent our competitors from independently developing technologies that are substantially equivalent or superior to ours. Accordingly, despite our efforts to maintain these technologies as trade secrets, we cannot guarantee that others will not independently develop technologies with the same or similar functions to any proprietary technology we rely on to conduct our business and differentiate ourselves from our competitors. Policing unauthorized use of our know-how, technology and intellectual property is difficult, costly, time- consuming and may not be effective. Third parties may knowingly or unknowingly infringe our proprietary rights. We may be required to spend significant resources to monitor and enforce our intellectual property rights. Any litigation could be expensive to resolve, be time consuming and divert management’s attention, and may not ultimately be resolved in our favor. Furthermore, if we bring a claim to enforce our intellectual property rights against an alleged infringer, the alleged infringer may bring counterclaims challenging the validity, enforceability or scope of our intellectual property rights, and if any such counterclaims are successful, we could lose valuable intellectual property rights. Any of these events could seriously harm our business.
If third parties claim that we infringe upon their intellectual property rights, our operations could be adversely affected.
We may become subject to claims that we infringe, misappropriate or otherwise violate the intellectual property rights of others. Even if we believe these claims are without merit, any claim of infringement, misappropriation or other violation could cause us to incur substantial costs defending against the claim, and could distract management and other personnel from other business. Any successful claim of infringement against us could require us to pay substantial monetary damages, require us to seek licenses of intellectual property from third parties or prevent us from using certain trademarks and require us to rebrand our services. Any licensing or royalty agreements, if required, may not be available on commercially reasonable terms or at all. Any of the foregoing could have a negative impact on our business, financial condition and results of operations.
Risks Related to Financial and Economic Market Condition
Adverse economic conditions in the U.S. or globally could adversely affect us.
We are exposed to fluctuating market conditions, especially in the labor market with respect to employer hiring, labor participation, and employee turnover and productivity. For example, workforce reductions could lead to declines in work-related injuries and resulting workers’ compensation claims and employer services volume, which may adversely affect our business. In addition, healthcare spending in the U.S. could be negatively affected in the event of an economic downturn. A continued economic downturn or recession, or slowing or stalled recovery therefrom, may have a material adverse effect on our business, financial condition and results of operations, as it could negatively impact our current and prospective customers, adversely affect the financial ability of payors to pay claims, adversely impact our ability to pay our expenses and limit our ability to obtain financing for our operations.
Healthcare spending in the U.S. could be negatively affected in the event of a downturn in economic conditions. For example, employers and patients who reduce their overall spending may elect to decrease the frequency of visits to our facilities, thereby reducing demand for our services. A reduction in workforce may also lead to declines in workers’ compensation claims, which may adversely affect our business. Approximately 61% of our revenue was generated from the treatment of workers’ compensation claims in 2024.
Inflation has also increased throughout the U.S. economy. In the current inflationary environment, we have and may continue to experience increases in labor costs, supply chain costs, capital expenditures and other costs of doing business. For instance, during the recovery period following the COVID-19 pandemic outbreak in early 2020, we experienced significant staffing shortages. These shortages were driven primarily by higher than historical turnover and lower replacement candidate levels. In 2020, and the subsequent years of 2021 and 2022, we initiated compensation strategies to combat the higher turnover and attract new colleagues. These strategies resulted in salary inflation pressure that was in excess of our normal annual merit increase percentages. We also predominantly lease our occupational health center locations. Since the COVID-19 pandemic in 2020, we have experienced, and continue to experience, higher than normal facility lease renewal increases. Relatedly, construction costs have continued to increase since the COVID-19 pandemic, resulting in longer payback period on our capital investments.
To help mitigate the inflationary pressures on our business, we have implemented compensation strategies, selective price increases in certain markets, supply chain optimization initiatives and carefully monitor labor costs in our day-to-day operations. However, cost increases due to inflationary pressures may outpace our expectations and we may not be able to offset the higher costs through price increases and achieve cost efficiencies, causing us to use our cash and other liquid assets faster than forecasted. If we are unable to successfully manage the effects of inflation, our business, operating results, cash flows and financial condition may be adversely affected.
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing Israel-Palestine and Russia-Ukraine military conflicts. Our business, financial condition and results of operations could be adversely affected by any negative impact on the global economy, capital markets and supply chains resulting from such conflicts or any other geopolitical tensions.
U.S. and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the military conflicts between Russia and Ukraine as well as Israel, Iran and Palestine. Although the length and impact of the ongoing military conflicts is highly unpredictable, such conflicts could lead to market disruptions, including significant volatility in credit and capital markets, as well as supply chain interruptions. We are continuing to monitor the conflicts and assessing their potential impact on our business.
The ongoing military conflict in Ukraine has led to sanctions and other penalties being levied by the United States, the European Union and various other countries against Russia. Additional sanctions or other measures may be imposed by the global community, and counteractive measures may be taken by the Russian government, other entities in Russia or governments or other entities outside of Russia that could adversely affect the global economy and lead to instability in capital markets. Furthermore, the ongoing conflict involving Israel, Iran and Palestine and the potential destabilization of the Middle East region due to rising geographical tensions may cause additional economic uncertainty, including increased inflation and supply chain disruptions.
It is impossible to predict the extent to which our operations, or those of our customers, third party partners or suppliers, will be impacted in the short or long term, or the ways in which these conflicts may impact our business. It is also not possible to predict with certainty these ongoing conflicts’ additional adverse effects on existing macroeconomic conditions, currency exchange rates and financial markers, all of which may affect our business operations. The extent and duration of the military actions, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any or all of the foregoing risks could have an adverse effect on our business, financial condition and results of operations, particularly as these conflicts continue for an indefinite period of time. Given that developments concerning the Israel- Palestine and Russia-Ukraine military conflicts are ongoing and have been constantly evolving, additional impacts and risks may arise that are not presently known to us. The Israel-Palestine and Russia-Ukraine military conflicts may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Impairment of our goodwill and other intangible assets would result in a reduction in net income.
Due in part to our growth through acquisitions, we have a material amount of goodwill, trademarks and other intangible assets, as well as other long-lived assets, which are periodically evaluated for impairment in accordance with current accounting standards. We may confront events and circumstances that can lead to an impairment charge, including macroeconomic industry and market conditions, significant adverse shifts in our operating environment or the manner in which an asset is used, pending litigation or other regulatory matters and current or forecasted reductions in revenue, operating income or cash flows associated with the use of an asset. Impairment charges have resulted, and may in the future result, in a reduction in net income and an adverse effect on our business, financial condition and results of operations.
Risks Related to Our Indebtedness
Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.
We have a substantial amount of indebtedness. After giving effect to, among other things, the incurrence of the Credit Facilities, as of December 31, 2024, we would have had approximately $1,479.0 million of total indebtedness. Our indebtedness could have important consequences to you. For example, it:
•requires us to dedicate a substantial portion of our cash flow from operations to payments on our indebtedness, reducing the availability of our cash flow to fund working capital, capital expenditures, development activity, acquisitions, and other general corporate purposes;
•increases our vulnerability to adverse general economic or industry conditions;
•limits our flexibility in planning for, or reacting to, changes in our business or the industries in which we operate;
•makes us more vulnerable to increases in interest rates, as borrowings under our Credit Facilities are at variable rates;
•limits our ability to borrow additional funds in the future for working capital or take advantage of business opportunities as they arise, pay cash dividends or repurchase shares of our common stock;
•limits our ability to pay dividends; and
•reduces the cash flow available to fund capital expenditures and other corporate purposes and to grow our business placing us at a competitive disadvantage compared to our competitors that have less indebtedness.
The risks described above will increase with the amount of indebtedness we incur in the future. Furthermore, to the extent our indebtedness bears interest at variable rates, our ability to borrow additional funds may be reduced and the risks described above would intensify if these rates were to increase significantly, whether because of an increase in market interest rates or a decrease in our creditworthiness. In addition, our actual cash requirements in the future may be greater than expected. Our cash flow from operations may not be sufficient to service our outstanding debt or to repay the outstanding debt as it becomes due, and we may not be able to borrow money, sell assets or otherwise raise funds on acceptable terms, or at all, to service or refinance our debt.
Any of these consequences could have a material adverse effect on our business, financial condition, results of operations, prospects, and ability to satisfy our obligations under our indebtedness. In addition, there would be a material adverse effect on our business, financial condition, results of operations, and cash flows if we were unable to service our indebtedness or obtain additional financing, as needed.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Our Credit Facilities require us to comply with certain covenants and obligations, the default of which may result in the acceleration of certain of our indebtedness.
In the case of an event of default under the agreements governing our Credit Facilities, the lenders under such agreements could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If we are unable to obtain a waiver from the requisite lenders under such circumstances, these lenders could exercise their rights, then our financial condition and results of operations could be adversely affected, and we could become bankrupt or insolvent.
Our credit agreement contains several covenants such as limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. Our Credit Facilities also require us to maintain a leverage ratio (based upon the ratio of indebtedness to consolidated EBITDA as defined in the agreements governing our Credit Facilities), which is tested quarterly. Failure to comply with any of these covenants would result in an event of default under our Credit Facilities.
Our inability to comply with any of these covenants could result in a default under our Credit Facilities. In the event of any default under the Credit Facilities, the revolving lenders could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. A breach of a covenant under our credit agreement could result in a default under that debt instrument and, due to cross-default provisions, could result in a default under the other debt instrument. A default under our Credit Facilities could have a material adverse effect on our business, financial condition, results of operations, prospects, and may even lead to bankruptcy or insolvency.
Payment of interest on, and repayment of principal of, our indebtedness is dependent in part on cash flow generated by our subsidiaries.
Payment of interest on, and repayment of, principal of our indebtedness will be dependent in part upon cash flow generated by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment, or otherwise. Our subsidiaries may not be able to, or be permitted to, make distributions to enable us to make payments in respect of our indebtedness. Each of our subsidiaries is a distinct legal entity and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness. In addition, any payment of interest, dividends, distributions, loans, or advances by our subsidiaries to us could be subject to restrictions on dividends or repatriation of distributions under applicable local law, monetary transfer restrictions, and foreign currency exchange regulations in the jurisdictions in which the subsidiaries operate or under arrangements with local partners. Furthermore, the ability of our subsidiaries to make such payments of interest, dividends, distributions, loans, or advances may be contested by taxing authorities in the relevant jurisdictions.
Despite our substantial level of indebtedness, we may be able to incur additional indebtedness. This could further exacerbate the risks described above, especially in the current rising interest rate environment.
We may be able to incur additional indebtedness in the future. Although our Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the indebtedness incurred in compliance with these restrictions could be substantial. Also, these restrictions do not prevent us or our subsidiaries from incurring obligations that do not constitute indebtedness.
Changing interest rates may have unpredictable effects on markets, may result in heightened market volatility and may detract from our performance to the extent we are exposed to such interest rates and/or volatility. In periods of rising interest rates, such as the current interest rate environment, to the extent we borrow money subject to a floating interest rate, our operating costs would increase, which could reduce our net income.

We may be unable to refinance our debt on terms favorable to us or at all, which would negatively impact our business and financial condition.
We are subject to risks normally associated with debt financing, including the risk that our cash flow will be insufficient to meet required payments of principal and interest. While we intend to refinance all of our indebtedness before it matures, there can be no assurance that we will be able to refinance any maturing indebtedness, that such refinancing will be on terms as favorable to us as the terms of the maturing indebtedness or, if the indebtedness cannot be refinanced, that we will be able to otherwise obtain funds by selling assets or raising equity to make required payments on our maturing indebtedness. Furthermore, if prevailing interest rates or other factors at the time of refinancing result in higher interest rates upon refinancing, then the interest expense relating to that refinanced indebtedness would increase. If we are unable to refinance our indebtedness at or before maturity or otherwise meet our payment obligations, our business and financial condition will be negatively impacted, and we may be in default under our indebtedness. Any default under our Credit Facilities would permit lenders to foreclose on our assets, which may also result in the acceleration of that indebtedness.
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Failure to maintain satisfactory credit ratings could adversely affect our liquidity, capital position, borrowing costs and access to capital markets.
We expect that credit rating agencies will routinely evaluate us, and their ratings of our long-term and short-term debt will be based on a number of factors. Any downgrade of our credit rating by a credit rating agency, whether as a result of our actions or factors which are beyond our control, could increase the cost of borrowing under any indebtedness we may incur, reduce market capacity for our commercial paper or require the posting of additional collateral. We cannot assure you that we will be able to maintain satisfactory credit ratings, and any actual or anticipated changes or downgrades in our credit ratings, including any announcement that our ratings are under review for a downgrade, could adversely affect our liquidity, capital position, borrowing costs or access to capital markets.
Risks Related to the Separation and the Distribution
We have a limited history of operating as a standalone public company, and our historical financial information may not necessarily reflect the results that we would have achieved as a standalone public company or what our results may be in the future.
From 2015 to July 2024, we operated as part of Select. The financial information included in this annual report on Form 10-K has been prepared from Select’s historical accounting records and is derived from the consolidated financial statements of Select to present Concentra as if it had been operating on a standalone basis. Accordingly, this information may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a standalone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future, primarily because of the following factors:
•Prior to the Separation, our business was operated by Select as part of its broader corporate organization, rather than as an independent, publicly traded company. Select or one of its affiliates performed various corporate functions for us, including finance, human resources, benefits administration, procurement support, information technology, legal, corporate governance and other professional services.
•Our historical financial results reflect the direct and indirect costs for the services historically provided by Select to us. Select continues to provide some of these services to us on a transitional basis pursuant to the Transition Services Agreement. See “Certain Relationships and Related Person Transactions — Agreements Entered into in Connection with the Separation-Transition Services Agreement.” Our historical financial information does not reflect our obligations under the various transitional agreements we have entered into with Select in connection with the Separation. At the end of the transitional periods specified in these agreements, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf, and these costs may significantly exceed the comparable expenses we have incurred in the past.
•Our working capital requirements and capital expenditures were satisfied as part of Select’s corporate-wide cash management and centralized funding programs, and our cost of debt and other capital may differ significantly from the historical amounts reflected in our historical financial statements.
•Although we have entered into transitional agreements with Select in connection with the Separation, these arrangements may not fully capture certain benefits that we enjoyed as a result of being under common ownership with Select, and the costs we incur as an independent, publicly traded company may significantly exceed comparable costs we would have incurred as part of Select.

For additional information about the past financial performance of our business and the basis of presentation of the historical consolidated financial statements of our business included in this Annual Report on Form 10-K, see “Basis of Presentation” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We may not achieve all of the expected benefits of the Separation and the Separation could adversely affect our business, financial condition and results of operations.
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or the benefits may be delayed. We expect that the Separation will improve our strategic and operational flexibility, increase the focus of our management team on our business operations, allow us to adopt the capital structure, investment policy and dividend policy best suited to our financial profile and business needs, provide us with our own equity to facilitate acquisitions and enable potential investors to invest directly in our business. While we have seen the benefits in a number of these areas already, others have yet to be fully recognized.
We may not achieve full value from these and other anticipated benefits of the Separation for a variety of reasons, including:
•the Separation will continue to require significant amounts of management’s time and effort, which may divert management’s attention from operating and growing our business;
•we may be more susceptible to economic downturns and other adverse events than we were prior to the Separation;
•our business will be less diversified than Select’s businesses prior to the Separation;
•the cost of capital for our business may be higher than Select’s cost of capital prior to the Separation;
•certain costs and liabilities that were otherwise less significant to Select as a whole will be more significant to us as a standalone company;
•to preserve the tax-free treatment for U.S. federal income tax purposes to Select of certain steps of the Separation and the Distribution, our ability to pursue certain strategic transactions may be restricted; and
•other actions required to fully separate the respective businesses are required and may disrupt our operations.
If we fail to fully achieve all of the benefits expected to result from the Separation, or if the benefits are delayed, our business, financial condition and results of operations could be adversely affected.
If there is later a determination that certain steps of the Separation or the Distribution are taxable because the facts, assumptions, representations or undertakings underlying the IRS private letter ruling or any tax opinions are incorrect or for any other reason, then Select and its stockholders could incur significant U.S. federal income tax liabilities and we could incur significant liabilities through our indemnification obligations under the Tax Matters Agreement.
Select received a private letter ruling from the IRS substantially to the effect that, among other things, certain steps of the Separation together with the Distribution will qualify as a transaction that is tax-free for U.S. federal income tax purposes under Section 355 of the U.S. Internal Revenue Code of 1986, as amended (the “Code”). The Distribution was conditioned on, among other things, the continuing effectiveness and validity of Select’s private letter ruling from the IRS and the receipt of favorable opinions of Select’s U.S. tax advisors. The private letter ruling relied on and the tax opinions will rely on certain facts, assumptions, representations and undertakings from us and Select regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, Select and its stockholders may not be able to rely on the ruling or the opinions of tax advisors and could be subject to significant tax liabilities. Notwithstanding the private letter ruling and opinions of tax advisors, the IRS could determine on audit that certain steps of the Separation or the Distribution are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinions that are not covered by the private letter ruling, or for other reasons, including as a result of certain significant changes in our stock ownership or the stock ownership of Select following the Distribution.
If certain steps of the Separation or the Distribution are determined to be taxable for U.S. federal income tax purposes, then Select or its stockholders could incur significant U.S. federal income tax liabilities and we could also incur significant liabilities under the Tax Matters Agreement. Under the Tax Matters Agreement, we will generally be required to indemnify Select against taxes incurred by Select arising from any breach of representations made by us (including those provided in connection with the private letter ruling from the IRS and opinions from tax advisors) or from certain other acts or omissions, in each case that result in certain steps of the Separation or the Distribution failing to meet the requirements under Section 355 of the Code. See “Certain Relationships and Related Person Transactions — Agreements Entered into in Connection with the Separation — Tax Matters Agreement.”
We may be affected by significant restrictions, including on our ability to engage in certain corporate transactions, for a two-year period following the completion of the Distribution in order to avoid triggering significant tax-related liabilities.
A distribution that would otherwise qualify as a tax-free transaction, for U.S. federal income tax purposes, under Section 355 of the Code can be rendered taxable to the parent corporation and its stockholders as a result of certain post-distribution acquisitions of shares or assets of the distributed corporation. To preserve the tax-free treatment of certain steps of the Separation and the Distribution for U.S. federal income tax purposes, we are restricted under the Tax Matters Agreement from taking certain actions that would prevent certain steps of the Separation and the Distribution from being tax-free for U.S. federal income tax purposes. Under the Tax Matters Agreement, for the two-year period following the Distribution, we are subject to specific restrictions on our ability to enter into certain acquisition, merger, liquidation, sale and stock redemption transactions with respect to our stock. These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. These restrictions do not limit the acquisition of other businesses by us for cash consideration. In addition, under the Tax Matters Agreement, we are generally required to indemnify Select against certain tax liabilities that may result from the acquisition of our stock or assets, even if we do not participate in or otherwise facilitate the acquisition. Furthermore, we are subject to specific restrictions on discontinuing the active conduct of our trade or business, the issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements) and sales of assets outside the ordinary course of business. These restrictions may reduce our strategic and operating flexibility. See “Certain Relationships and Related Person Transactions — Agreements Entered into in Connection with the Separation — Tax Matters Agreement.”
We have incurred and continue to incur significant charges in connection with the Separation and incremental costs as an independent, publicly traded company.
Certain activities related to the Separation process are ongoing and we expect this process to continue to be complex, time-consuming and costly. We still need to establish or expand our own corporate functions, including finance, human resources, benefits administration, procurement support, information technology, legal, corporate governance and other professional services. We will also continue to need to make investments or hire additional employees to operate without the same access to Select’s existing operational and administrative infrastructure. We continue to expect to incur one-time costs to replicate, or outsource from other providers, these corporate functions to replace the corporate services that Select historically provided to us prior to the Separation. Any failure or significant downtime in our own financial, administrative or other support systems, or in the Select financial, administrative or other support systems during the transitional period during which Select provides us with support, could adversely affect our business, financial condition and results of operations, such as by preventing us from paying our suppliers and employees, executing business combinations and foreign currency transactions, or performing administrative or other services on a timely basis. Due to the scope and complexity of the underlying projects related to the Separation, the amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs is subject to change.
In particular, our day-to-day business operations, including a significant portion of the communications among our customers, suppliers and other third-party partners, rely on Information Technology Systems (“IT Systems”). Select’s IT Systems are complex and we expect the transfer of IT Systems from Select to us to continue to be complex, time-consuming and costly. There is also a risk of data loss in the process of transferring IT Systems. As a result of our reliance on IT Systems, the cost of the information technology integration and transfer and any loss of key data could have an adverse effect on our business, financial condition and results of operations.
In addition, our consolidated financial statements include the assets, liabilities, revenue and expenses that management determined were specifically or primarily identifiable to us, as well as direct and indirect costs that were attributable to our operations. Indirect costs are the costs of support functions that were provided on a centralized basis by Select and its affiliates. Indirect costs were allocated to us for the purposes of preparing our historical consolidated financial statements based on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method, primarily based on headcount or other allocation methodologies that were considered to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented, depending on the nature of the services received. The value of the assets and liabilities we assumed in connection with the Separation could ultimately be materially different than these attributions, which could adversely affect our business, financial condition and results of operations.

We are a smaller company relative to our former parent, Select, which could result in increased costs in our supply chain and in general because of a decrease in our purchasing power as a result of the Separation. We may also experience decreased revenue due to difficulty maintaining existing customer relationships and obtaining new customers.
Prior to the Separation, we were able to take advantage of Select’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support, and audit and other professional services. We are a smaller company than Select, and we cannot assure you that we will have access to financial and other resources comparable to those that were available to us prior to the Separation. As a standalone company, we may be unable to obtain office space, goods, technology, and services in general, as well as components and services that are part of our supply chain, at prices or on terms as favorable as those that were available to us prior to the Separation, which could increase our costs and reduce our profitability. Our future success depends on our ability to maintain our current relationships with existing customers, and we may have difficulty attracting new customers due to our smaller size.
Certain of our executive officers and directors may have actual or potential conflicts of interest because of their equity interest in Select. Also, certain of Select’s current executive officers and directors currently serve as our directors, which may create conflicts of interest or the appearance of conflicts of interest.
Because of their current or former positions with Select, certain of our executive officers and directors own equity interests in Select. Continuing ownership of shares of Select common stock and equity awards could create, or appear to create, actual or potential conflicts of interest if we and Select face decisions that could have implications for both companies. In addition, certain of Select’s current executive officers and directors continue to serve as our directors, and this could create, or appear to create, actual or potential conflicts of interest when we and Select encounter opportunities or face decisions that could have implications for both companies or in connection with the allocation of such directors’ time between us and Select. These actual or potential conflicts of interest could arise, for example, over matters such as the desirability of changes in our business and operations, funding and capital matters, regulatory matters, matters arising with respect to the Separation Agreement and other agreements with Select relating to the Separation or otherwise, employee retention or recruiting or our dividend policy. Provisions relating to certain relationships and transactions in our amended and restated certificate of incorporation address certain actual or potential conflicts of interest between us, on the one hand, and Select and its directors, officers or employees who are our directors, officers or employees on the other hand. By becoming our stockholder, you will be deemed to have notice of, and consented to, these provisions of our amended and restated certificate of incorporation. For example, we renounce any interest or expectancy of ours in any corporate opportunities that are presented to our directors, officers or employees who are also directors, officers or employees of Select, and such director, officer or employee has no duty to communicate or present such corporate opportunity to us, in each case so long as such corporate opportunity was not expressly offered to such person solely in their capacity as our director or officer. Although these provisions are designed to resolve certain conflicts of interest between us and Select fairly, we cannot assure you that any conflicts of interest will be so resolved. See “Description of Capital Stock — Conflicts of Interest; Corporate Opportunities.”
Risks Related to Our Relationship with Select
SMC may fail to perform under the Transition Services Agreement, or we may fail to have replacement systems and services in place when the Transition Services Agreement expires.
SMC is providing us with services related to certain historically shared corporate functions pursuant to the Transition Services Agreement during the transitional period following the Distribution. These services will cover a variety of corporate functions for terms of varying duration. We are relying on SMC to satisfy its obligations during the term of the Transition Services Agreement. Failure by SMC to perform these obligations, or any delay in or disruption to SMC’s ability to perform these obligations, could increase our costs of procuring these services, result in system or service interruptions, divert our management’s focus or otherwise adversely affect our business, financial condition and results of operations, potentially for an extended period of time. Furthermore, pursuant to the Transition Services Agreement, SMC has agreed to perform the services for us in a manner consistent with the past practice of our business. As a result, our operational flexibility to implement changes with respect to these services or the amounts we pay for them is limited, and we may not be able to implement changes in a manner desirable to us. In addition, since 2015, we have historically received informal support from SMC, which may not be addressed in the Transition Services Agreement. This level of this informal support will continue to diminish or be eliminated.
The services that SMC is providing to us pursuant to the Transition Services Agreement are transitional in nature. We are in the process of creating our own, or engaging alternative third-party sources to provide, systems and services to replicate or replace many of the systems and services that SMC currently provides to us. However, we may not be able to successfully replicate or replace these services or obtain the services at the same or better quality, at the same or lower costs or otherwise on the same or more favorable terms and conditions from third parties. For example, implementing our own information technology framework will be a complex, time-consuming and costly process, and could make us more vulnerable to cyber-attacks, network disruptions or other information security or cyber-security incidents. Furthermore, to the extent we decide to engage one or more third parties to provide these services to us in the future, we could encounter additional risks associated with reliance on third parties. If we do not have our own systems and services, or comparable agreements with alternative third-party sources, in place when the Transition Services Agreement expires, our business, financial condition and results of operations could be adversely affected, including in the manner described in the preceding paragraph.
Potential indemnification obligations to SMC in connection with the Separation could adversely affect our business, financial condition and results of operations.
The Separation Agreement provides for indemnification obligations (for uncapped amounts, reduced by any insurance proceeds or other third-party proceeds that the party being indemnified receives) designed to make us financially responsible for substantially all liabilities, subject to certain exceptions, that may exist relating to our business activities, whether incurred prior to or following the Distribution. In addition, we have agreed to indemnify SMC under certain additional circumstances pursuant to certain other agreements we have entered into with Select in connection with the Separation. If we are required to indemnify SMC under the circumstances set forth in these agreements, we may be subject to substantial liabilities, which could adversely affect our business, financial condition and results of operations.
In connection with the Separation, SMC agreed to indemnify us for certain liabilities. However, we cannot assure you that the indemnity will be sufficient to insure us against the full amount of such liabilities or that Select’s ability to satisfy its indemnification obligation will not be impaired in the future.
Pursuant to the Separation Agreement and certain other agreements we have entered into with SMC in connection with the Separation, SMC agreed to indemnify us for certain liabilities. However, third parties could also seek to hold us responsible for any of the liabilities that SMC has agreed to retain and we cannot assure you that the indemnity from SMC will be sufficient to protect us against the full amount of such liabilities, or that SMC will be able to fully satisfy its indemnification obligations. In addition, pursuant to the Separation Agreement, SMC’s self-funded insurance policies are not available to us, and SMC’s third-party insurance policies may not be available to us, for liabilities associated with occurrences of indemnified liabilities prior to the Separation, and in any event SMC’s insurers may deny coverage to us for liabilities associated with certain occurrences of indemnified liabilities prior to the Separation. Moreover, even if we ultimately succeed in recovering from SMC or its insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. The occurrence of any of these events could adversely affect our business, financial condition and results of operations.
Although under the Tax Matters Agreement the amount of our tax sharing payments to SMC was determined based upon the amount of tax attributable to Concentra for periods prior to the date of the Distribution, we nevertheless will have joint and several liability with Select for the consolidated U.S. federal income taxes of the Select consolidated group.
We were included in the U.S. federal consolidated group income tax return, and certain other combined or similar group tax returns, with Select through the date of the Distribution. Under the Tax Matters Agreement, Select will generally make all necessary tax payments to the relevant tax authorities with respect to Select group tax returns, and we will make tax sharing payments to Select, the amount of which will generally be determined based upon the amount of tax attributable to Concentra.
For taxable periods that begin on or after the day after the date of the Distribution, we will no longer be included in any Select group tax returns and we will file tax returns that include only us or our subsidiaries, as appropriate. We will not be required to make tax sharing payments to Select for those taxable periods. Nevertheless, we have joint and several liability with Select for the consolidated U.S. federal income taxes of the Select consolidated group for the taxable periods in which we were part of the Select consolidated group. See “Certain Relationships and Related Person Transactions — Agreements Entered into in Connection with the Separation — Tax Matters Agreement.”
We may have received better terms from unaffiliated third parties than the terms we will receive in our agreements with Select and SMC.
The agreements we have entered into with Select and SMC in connection with the Separation, including the Separation Agreement, the Tax Matters Agreement, the Employee Matters Agreement and the Transition Services Agreement, were prepared in the context of our separation from SMC while we were still part of SMC. Accordingly, during the period in which these agreements were prepared, we did not have a separate or independent board of directors or a management team that was separate from or independent of Select. The terms of these agreements, including the fees charged for services provided under these agreements, were primarily determined by Select and SMC and, as a result, may not necessarily reflect terms that would have resulted from arm’s-length negotiations between unaffiliated third parties or from arm’s-length negotiations between Select, SMC and an unaffiliated third party in another form of transaction, such as a buyer in a sale of a business transaction.

Risks Related to Ownership of Our Common Stock
We cannot be certain that an active trading market for our common stock will be sustained.
We cannot assure you that an active trading market for shares of our common stock will be sustained. If an active trading market is not sustained, you may have difficulty selling your shares of our common stock at an attractive price or at all. An inactive trading market could also impair our ability to raise capital by selling shares of our common stock, our ability to attract and motivate our employees through equity incentive awards and our ability to acquire businesses, brands, assets or technologies by using shares of our common stock as consideration.
The stock price of our common stock may fluctuate significantly, and you could lose all or part of your investment in our common stock as a result.
We cannot predict the prices at which shares of our common stock may trade.
The market price of shares of our common stock may be highly volatile and fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
•our quarterly or annual earnings or those of our competitors;
•variations in our quarterly dividends, if any, to stockholders;
•actual or anticipated fluctuations in our operating results or those of our competitors;
•publication of research reports about us, our competitors or our industry, changes in, or failure to meet, estimates made by securities analysts or ratings agencies of our financial and operating performance or lack of research reports by industry analysts or ceasing of analyst coverage;
•additions or departures of key management personnel;
•strategic actions or announcements by us or our competitors;
•adverse market reaction to any indebtedness we may incur or securities we may issue in the future;
•changes in accounting standards, policies, guidelines, interpretations or principles;
•changes to the regulatory and legal environment in which we operate;
•litigation or governmental investigations initiated against us;
•reputational issues, including reputational issues involving our competitors and their products, Select and our third-party partners;
•actions by institutional stockholders;
•any ineffectiveness of our internal controls;
•announcements made or actions taken by Select, whether in respect of the Distribution or otherwise;
•overall market fluctuations and domestic and worldwide economic and political conditions; and
•other factors described in this “Risk Factors” section and elsewhere in this annual report on Form 10-K.
Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations may adversely affect the trading price of our common stock. If any of the forgoing events occur, it could cause our stock price to fall and may expose us to lawsuits, including securities class action litigation, that, even if unsuccessful, could result in substantial costs and divert our management’s attention and resources. You should consider an investment in shares of our common stock to be risky, and you should invest in shares of our common stock only if you can withstand a significant loss and wide fluctuations in the market value of your investment.
The market price of shares of our common stock may be volatile, which could cause the value of your investment to decline.
The market price of our common stock may be highly volatile and could be subject to wide fluctuations. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could reduce the market price of shares of our common stock regardless of our operating performance. In addition, our operating results could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly operating results or dividends, if any, to stockholders, additions or departures of key management personnel, failure to meet analysts’ earnings estimates, publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or investment community, announcements by us or our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, adverse publicity about the industries we participate in or individual scandals, and in response the market price of shares of our common stock could decrease significantly.
In the past few years, stock markets have experienced extreme price and volume fluctuations. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.
If we are unable to implement and maintain effective internal control over financial reporting in the future, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares of our common stock could be adversely affected.
As an independent, publicly traded company, we are required to maintain internal control over financial reporting and to report any material weaknesses in our internal control. In addition, beginning with our second annual report on Form 10-K, we will be required to furnish a report by management on the effectiveness of our internal control over financial reporting, pursuant to Section 404 of the Sarbanes- Oxley Act of 2002 (the “Sarbanes-Oxley Act”). Our independent registered public accounting firm will also be required to express an opinion as to the effectiveness of our internal control over financial reporting beginning with our second annual report on Form 10-K. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating.
The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is complex, time-consuming and costly. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares of our common stock could be adversely affected. We could also become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.
The obligations associated with being an independent, publicly traded company require significant resources and management attention.
We are subject to reporting and other obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules and regulations of the SEC and the NYSE. As an independent, publicly traded company, we are required to:
•prepare and distribute periodic reports, proxy statements and other stockholder communications in compliance with the federal securities laws and rules;
•have our own board of directors and committees thereof, which comply with federal securities laws and rules and applicable stock exchange requirements;
•maintain an internal audit function;
•institute our own financial reporting and disclosure compliance functions;
•establish an investor relations function; and
•establish internal policies, including those relating to trading in our securities and disclosure controls and procedures.
These reporting and other obligations place significant demands on our management, diverting their time and attention from sales-generating activities to compliance activities, and require increased administrative and operational costs and expenses that we did not incur prior to the Separation, which could adversely affect our business, financial condition and results of operations.

Your percentage ownership in us may be diluted in the future.
In the future, your percentage ownership in us may be diluted if we issue additional shares of our common stock or convertible debt securities in connection with acquisitions, capital market transactions or other corporate purposes, including equity awards that we may grant to our directors, officers and employees. In connection with the Separation, we filed a registration statement on Form S-8 to register the shares of our common stock that we expect to reserve for issuance under our equity plan. The Human Capital and Compensation Committee will continue to grant additional equity awards to our employees and directors, from time to time, under our equity incentive plan. We cannot predict with certainty the size of future issuances of shares of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of shares of our common stock. Any such issuance could result in substantial dilution to our existing stockholders.
We are a holding company and our only material assets are our equity interests in our subsidiaries. As a consequence, we depend on the ability of our subsidiaries to pay dividends and make other payments and distributions to us in order to meet our obligations.
We are a holding company with limited direct business operations. Our subsidiaries own substantially all of our assets and conduct substantially all of our operations. Dividends from our subsidiaries and permitted payments to us under arrangements with our subsidiaries are our principal sources of cash to meet our obligations. These obligations include cost of services and interest and principal on current and any future borrowings. Our subsidiaries may not be able to, or may not be permitted to, pay dividends or make distributions to enable us to meet our obligations. Each subsidiary is a distinct legal entity and, under certain circumstances, legal, tax and contractual restrictions may limit our ability to obtain cash from our subsidiaries. If the cash we receive from our subsidiaries pursuant to dividends and other arrangements is insufficient to fund any of our obligations, or if a subsidiary is unable to pay future dividends or distributions to us to meet our obligations, we may be required to raise cash through, among other things, the incurrence of debt (including convertible or exchangeable debt), the sale of assets or the issuance of equity. Our liquidity and capital position are highly dependent on the performance of our subsidiaries and their ability to pay future dividends and distributions to us as anticipated. The evaluation of future dividend sources and our overall liquidity plans are subject to a variety of factors, including current and future market conditions, which are subject to change. Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could adversely affect our business, financial condition and results of operations and our ability to satisfy our obligations under our indebtedness or pay dividends on our common stock.
We cannot guarantee the payment of dividends on our common stock, or the timing or amount of any such dividends.
Our Board may elect to declare cash dividends on our common stock, subject to our compliance with applicable law, and depending on, among other things, economic conditions, our financial condition, operating results, projections, available cash and current and anticipated cash needs, liquidity, earnings, legal requirements, and restrictions in the agreements governing our indebtedness (as further discussed herein). The declaration and amount of any future dividends is subject to the discretion of our Board and we have no obligation to pay any dividends at any time. We have not adopted a written dividend policy. Furthermore, we are a holding company with limited direct operations. As a result, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under any existing and future outstanding indebtedness we or our subsidiaries incur. We cannot assure you that we will pay our anticipated dividend in the same amount or frequency, or at all, in the future. See “Dividend Policy.”
If our estimates or judgments relating to our critical accounting policies are based on assumptions that change or prove to be incorrect, our results of operations could be adversely affected, resulting in a decrease in the market price of shares of our common stock.
The preparation of financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets, liabilities, equity, revenue and expenses that are not readily apparent from other sources. If our assumptions change or if actual circumstances differ from our assumptions, our results of operations could be adversely affected and could fall below our publicly announced guidance or the expectations of securities analysts and investors, resulting in a decline in the market price of shares of our common stock.
Certain provisions in our amended and restated certificate of incorporation and our amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation and our amended and restated bylaws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with the Board rather than to attempt an unsolicited takeover not approved by the Board. These provisions include (1) the ability of our directors, and not stockholders, to fill vacancies on the Board (including those resulting from an enlargement of the Board), (2) restrictions on the ability of our stockholders to call a special meeting, (3) restrictions on the ability of our stockholders to act by written consent, (4) rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings, (5) authority of the Board to issue preferred stock without stockholder vote or action and (6) a classified Board.
In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the “DGCL”), this provision could also delay or prevent a change of control that you may favor. Section 203 of the DGCL generally prohibits a Delaware corporation from engaging in a “business combination” with an “interested stockholder” for a period of three years following the time that such stockholder became an interested stockholder, subject to certain exceptions. See “Description of Capital Stock — Anti-Takeover Effects of Various Provisions of Delaware Law, Our Amended and Restated Certificate of Incorporation and Our Amended and Restated Bylaws-Delaware Anti-Takeover Statute.”
We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with the Board and by providing the Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some of our stockholders and could delay or prevent an acquisition that the Board determines is not in the best interests of us and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.
Our amended and restated certificate of incorporation provides that certain courts within the State of Delaware or the federal district courts of the United States will be the sole and exclusive forum for the resolution of certain types of actions and proceedings that may be initiated by our stockholders, which could discourage lawsuits against us and our directors, officers, employees and stockholders.
Our amended and restated certificate of incorporation provides, in all cases to the fullest extent permitted by law, that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery located within the State of Delaware (or, if such court does not have jurisdiction, the United States District Court for the District of Delaware) will be the sole and exclusive forum for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a claim of breach of a fiduciary duty owed by any of our directors, officers, employees or stockholders to us or our stockholders, (3) any action asserting a claim arising pursuant to any provision of the DGCL or as to which the DGCL confers jurisdiction on the Court of Chancery located within the State of Delaware, (4) any action asserting a claim governed by the internal affairs doctrine or (5) any action asserting a claim arising pursuant to any provision of our amended and restated certificate of incorporation or our amended and restated bylaws.
These exclusive forum provisions will not apply to claims arising under the Securities Act or the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. Unless we consent in writing to the selection of an alternative forum, the federal district courts of the United States will be the sole and exclusive forum for the resolution of any action asserting a claim arising under the Securities Act.
These exclusive forum provisions may impose additional costs on stockholders in pursuing any such claims, particularly if the stockholders do not reside in or near the State of Delaware and may limit the ability of a stockholder to bring a claim in a judicial forum that such stockholder finds favorable for disputes with us or our directors, officers, employees or stockholders, which may discourage such lawsuits with respect to such claims. It is possible that a court could find these exclusive forum provisions inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, and we may incur additional costs associated with resolving such matters in other jurisdictions, which could divert our management’s attention and otherwise adversely affect our business, financial condition and results of operations.
General Risk Factors
Public health threats such as a global pandemic, or widespread outbreak of infectious disease, similar to the COVID-19 pandemic, may create uncertainties about our future operating results and financial conditions.
Public health threats, such as the ongoing effects of COVID-19 or any other pandemic, may have an impact on our business, financial condition, results of operations and cash flows. Prolonged volatility or significant disruption of global financial markets due in part to a public health threat could have a negative impact on our business and overall financial position. Other factors and uncertainties include, but are not limited to, increased operational costs associated with operating during and after a pandemic; evolving macroeconomic factors, including general economic uncertainty, increased labor costs, and recessionary pressures; capital and other resources needed to respond to a pandemic; along with the severity and duration of a pandemic. These risks and their impacts are difficult to predict and could continue to otherwise disrupt and adversely affect our operations and our financial performance.

In addition, to the extent the COVID-19 pandemic, or any other global health crisis, epidemic or pandemic, adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.
Our business operations could be significantly disrupted if we lose key members of our management team.
Our success depends to a significant degree upon the continued contributions of our senior officers and other key employees, and our ability to retain and motivate these individuals. We currently have employment agreements and/or non-competition agreements in place with all executive officers and others on our management team. We do not maintain any key life insurance policies for any of our employees. The loss of the services of certain of these individuals could disrupt significant aspects of our business, could prevent us from successfully executing our business strategy, and could have a material adverse effect on our results of operations.
Our business depends on our ability to attract and retain talented, highly skilled employees and a diverse workforce, and on the succession of our senior management.
Our business depends on our ability to attract and retain talented employees representing diverse backgrounds, experiences, and skill sets. The market for highly skilled personnel and leaders in our industry is extremely competitive, and our ability to compete depends on our ability to hire, develop, and motivate highly skilled personnel and leaders in all areas of our business. Maintaining our brands and our reputation, and a diverse, equitable and inclusive work environment, enables us to attract top talent. If we are less successful in our hiring efforts, or, if we cannot retain highly skilled workers and key leaders, then our ability to develop, market and sell successful products could be adversely affected. Furthermore, our ability to attract and retain talent has been, and may continue to be, impacted to varying degrees by challenges in the labor market that have been prevalent in recent years and may emerge from time to time, such as wage inflation, labor shortages, changes in immigration laws, and government policies and a shift toward remote work and other flexible work arrangements.
In connection with the Separation, we hired and integrated a significant number of employees to enable us to continue to operate without the same access to Select’s existing operational and administrative infrastructure. Furthermore, the Separation has resulted in new and increased demands on our management team and other employees. Current or prospective employees could also experience uncertainty about their future roles at our company as a result of the Separation or other strategic, organizational or operational changes in the future. As a result, we may lose key personnel or we may be unable to attract, integrate, retain or motivate qualified individuals, or the costs associated with attracting, integrating, retaining or motivating personnel may increase. Any impact on our ability to operate our business with employees possessing the appropriate expertise could adversely affect our business, financial condition and results of operations.
Effective succession planning is also important to our long-term success. Any unsuccessful implementation of our succession plans or failure to ensure effective transfer of knowledge and smooth transitions involving key employees could adversely affect our business, financial condition and results of operations.
Climate change, or legal, regulatory or market measures to address climate change, could adversely affect our business, financial condition and results of operations.
Climate change resulting from increased concentrations of carbon dioxide and other greenhouse gases in the atmosphere, which could have an adverse effect on global temperatures, weather patterns, and the frequency and severity of extreme weather and natural disasters, could adversely affect our business, financial condition and results of operations. Natural disasters and extreme weather conditions, such as hurricanes, tornados, earthquakes, wildfires, or flooding incidents, pose physical risks to our facilities and have in the past, and could in the future, disrupt our business, financial condition and results of operations. The impacts of the changing climate on water resources may result in water scarcity, limiting our ability to access sufficient high-quality water in certain locations, which may increase operational costs. Concern over climate change may also result in new laws or regulations designed to reduce greenhouse gas emissions or mitigate the effects of climate change on the environment.
Increasing scrutiny and rapidly evolving expectations from stakeholders regarding ESG matters could adversely affect our business, financial condition and results of operations.
Increasing scrutiny and rapidly evolving expectations, including by governmental and non-governmental organizations, consumer advocacy groups, third-party interest groups, investors, consumers, customers, employees and other stakeholders, regarding ESG practices and performance, particularly as they relate to the environment, sustainability, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, could adversely affect our business, financial condition and results of operations. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Legislators and regulators have imposed, and likely will continue to impose, ESG-related legislation, rules, and guidance, which may conflict with one another, create new disclosure obligations, result in additional compliance costs, or expose us to new or additional risks. In addition, customers and other stakeholders have encouraged or insisted on, and likely will continue to encourage or insist on in the future, the adoption of various ESG practices that may conflict with one another and may exceed the requirements of applicable laws or regulations. Furthermore, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to various ESG matters. Implementing any necessary enhancements to our global processes and controls to reflect the increased scrutiny and rapidly evolving expectations regarding ESG matters may be complex, time-consuming, and costly.
We expect that stakeholders will compare our ESG goals and commitments against those of our competitors. Our competitors could have more robust ESG goals and commitments or be more successful at implementing their ESG goals and commitments than us, which could adversely affect our reputation. Our competitors could also decide not to establish ESG goals and commitments at a scope or scale that is comparable to our ESG goals and commitments, which could result in our competitors having lower supply chains or operating costs.
Our reputation may be affected by our perceived ESG credentials and our ability to meet our ESG goals. Despite our efforts, any actual or perceived failure to achieve our ESG goals or the perception (whether or not valid) that we have failed to act responsibly with respect to ESG matters, comply with ESG laws or regulations or meet societal, investor and consumer ESG expectations could result in negative publicity and reputational damage, lead consumers or customers to purchase competing products or investors to choose not to invest in our company or cause dissatisfaction among our employees or other stakeholders, which could adversely affect our business, financial condition and results of operations.
Changes in tax laws or exposures to additional tax liabilities could adversely affect our business, financial condition and results of operations.
Changes in tax laws or regulations in jurisdictions in which we operate, including changing laws in the United States, could negatively impact our effective tax rate and adversely affect our business, financial position and results of operations. A change in statutory tax rate would result in the revaluation of our deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted. Any such change would result in an expense or benefit recorded to our consolidated statement of earnings. We closely monitor these proposals as they arise in the jurisdictions where we operate. Changes to tax laws or regulations may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted. For additional information, see Note 16—“Income Taxes”, to our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.
We conduct business and file tax returns in numerous jurisdictions and are subject to regular reviews, examinations and audits by many tax authorities around the world. These reviews, examinations and audits can cover periods for several years prior to the date the review, examination or audit is undertaken and could result in the imposition of material tax liabilities, including interest and penalties, if our positions are not accepted by the applicable tax authority. In connection with various government initiatives, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in other jurisdictions. We regularly assess the likely outcomes of our tax audits and disputes to determine the appropriateness of our tax reserves. However, any tax authority could take a position on tax treatment that is contrary to our expectations, which could result in tax liabilities, including interest and penalties, in excess of reserves.

Item 1B.    Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
The proper confidentiality, integrity, and availability of the Company’s information systems are critical to the business. Securing the Company’s business information, customer, patient and employee data, and technology systems is essential for the continuity of its businesses, meeting applicable regulatory requirements, and maintaining the trust of its stakeholders. As part of its enterprise risk management program, the Company has processes in place to assess, identify, and manage material business, operational and legal risks from cybersecurity threats. Such risks include business disruption, fraud, extortion, reputational harm, violations of laws and regulations, litigation, and harm to employees, patients, customers and business partners.
Cybersecurity Program Overview
The Company’s cybersecurity program is structured around the cybersecurity framework (“Cybersecurity Framework”) of the National Institute of Standards and Technology (“NIST”), an agency of the U.S. Department of Commerce. The Cybersecurity Framework provides best practices to prevent, detect, identify, respond to, and recover from cyber-attacks. The Company’s cybersecurity program involves establishing information security policies, procedures and standards, investing in and implementing information protection processes, security measures and technologies, ongoing monitoring of systems and networks on which the Company relies, assessing cybersecurity risk profiles of key third-parties, implementing cybersecurity training and collaborating with public and private organizations on cyber threat information and best practices. The Company actively monitors the current threat landscape in an effort to identify material risks arising from new and evolving cybersecurity threats. The Company engages an external third-party cybersecurity assessor to perform an annual assessment or validation of the cybersecurity program in accordance with the Cybersecurity Framework and the HIPAA Security Risk Assessment Tool of the U.S. Health and Human Services Office for Civil Rights.
Board Oversight of Cybersecurity Risks
The Board of Directors of the Company provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Company’s Chief Information and Technology Officer (“CITO”) and Chief Information Security Officer (“CISO”) provide annual written reports and quarterly briefings on the Company’s cybersecurity program to the Board of Directors. They also provide quarterly cybersecurity updates to the Audit and Compliance Committee. The reports to the Board of Directors include details and metrics on, among other things, the Company’s quarterly Cybersecurity Framework assessment updates, internal and external threat intelligence, quarterly information security program progress, business associate risk assessments and ongoing monitoring, company-wide awareness training, device security compliance, routine resilience efforts including disaster recovery exercises, tabletop security incident response exercises, and cyber penetration tests.
Management’s Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CITO and CISO, is responsible for assessing and managing material risks from cybersecurity threats. The Company’s CITO and CISO have one and 20 years of experience in cybersecurity, respectively. The Company provides formalized cybersecurity training for newly-hired employees and annually for existing employees. In addition, the Company provides cybersecurity awareness training and education throughout the year. The annual cybersecurity training curriculum includes modules on information security, the employee’s role in protecting Company information, recognizing different cybersecurity incidents, identifying phishing emails, understanding the appropriate personnel to approach with information or questions, and acceptance of the Company’s Information Security Policy. The Company’s management is informed of cybersecurity incidents through ongoing monitoring and, in some cases, through receipt of notifications from third-party service providers. The CISO maintains and annually updates a Cybersecurity Incident Response Plan, which is a guide for the Company’s cybersecurity team to respond effectively to cybersecurity incidents in a coordinated manner in the interest of minimizing the risk of harm. The team works with colleagues in various departments throughout the Company, including Information Technology, Legal, Risk Management and Compliance, to prevent, mitigate and remediate cybersecurity incidents impacting the Company.

Assessment of Cybersecurity Risk
Management continuously assesses the potential impact of risks from cybersecurity threats on the Company, and regularly evaluates how such risks could materially affect the Company’s business strategy, operational results, and financial condition. As noted above, an assessment of the cybersecurity program leveraging the Cybersecurity Framework is completed annually by an independent and qualified external third-party cybersecurity assessor. Additionally, Concentra receives a certified System and Organization Controls 2, Type 1 assessment, a voluntary compliance standard for ensuring that the Company properly manages and protects the sensitive data in its care, conducted by an independent and qualified external third-party assessor. The Company has not experienced a cybersecurity breach or information security breach during the past three fiscal years. The Company, from time to time, has been notified of third-party information cybersecurity breaches, but none of them has had a material impact on the Company’s operations or financial results. The Company annually purchases a cybersecurity risk insurance policy to help defray the costs associated with any covered cybersecurity incident. Although the Company did not experience a material cybersecurity incident during the year ended December 31, 2024, the scope and impact of any future incident cannot be predicted.

Item 2.    Properties.
We currently lease most of our consolidated facilities, including our occupational health centers, and our corporate headquarters. We own nine of our occupational health centers throughout the United States. Our facilities cover approximately 5 million square feet as of December 31, 2024, consisting of approximately 100,000 square feet in facilities that we own and the remainder we lease or otherwise have rights to use. These facilities are located throughout the United States. The following is a list by state of the number of facilities we operated as of December 31, 2024.

Company Occupational Health Centers
Alabama	—
Alaska	1
Arizona	16
Arkansas	2
California	100
Colorado	26
Connecticut	10
Delaware	3
District of Columbia	—
Florida	34
Georgia	15
Hawaii	1
Illinois	18
Indiana	14
Iowa	3
Kansas	4
Kentucky	8
Louisiana	3
Maine	7
Maryland	13
Massachusetts	2
Michigan	19
Minnesota	6
Mississippi	—
Missouri	15
Nebraska	3
Nevada	7
New Hampshire	3
New Jersey	24
New Mexico	4
North Carolina	8
Ohio	18
Oklahoma	8
Oregon	4
Pennsylvania	32
Rhode Island	2
South Carolina	5
South Dakota	—
Tennessee	11
Texas	54
Utah	6
Vermont	2
Virginia	11
Washington	16
West Virginia	—
Wisconsin	14
Total Company	552

Item 3.    Legal Proceedings.
Refer to the “Litigation” section contained within Note 17—“Commitments and Contingencies” of the notes to our consolidated financial statements included herein.
Item 4.    Mine Safety Disclosures.
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock began trading on the New York Stock Exchange (“NYSE”) under the symbol “CON” on July 25, 2024. Prior to that, there was no public market for our common stock.
Holders
As of February 19, 2025, we had 128,125,952 shares of common stock outstanding held by 222 record holders, excluding beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.
Dividend Policy
Our Board of Directors declared the following cash dividend during the year ended December 31, 2024:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount
				(in thousands)
October 28, 2024	November 13, 2024	November 22, 2024	$0.0625	$7,959
There is no assurance that future dividends will be declared. The declaration and payment of dividends in the future are at the discretion of our Board of Directors after taking into account various factors, including, but not limited to, our financial condition, operating results, available cash and current and anticipated cash needs, the terms of our indebtedness, and other factors our Board of Directors may deem to be relevant. Additionally, certain contractual agreements we are party to, including our credit facilities will limit our ability to pay dividends to our stockholders.

Stock Performance Graph
The graph below compares the cumulative total stockholder return on the Company’s common stock against the Standard & Poor’s 500 Index (“S&P 500”) and the S&P Health Care Services Select Industry Index (“SPSIHP”) from July 25, 2024 (the first day our common stock began trading on the NYSE) through December 31, 2024. The graph assumes that $100 was invested on July 25, 2024 in each of the Company’s common stock, the S&P’s 500, and the SPSIHP. The chart below the graph sets forth the actual numbers depicted on the graph.

$115
$110
$105
$100
$95
$90
$85
7/25/2024
7/31/2024
8/31/2024
9/30/2024
10/31/2024
11/30/2024
12/31/2024
CON
SPSIHP
S&P 500

	7/25/2024	7/31/2024	8/31/2024	9/30/2024	10/31/2024	11/30/2024	12/31/2024
Concentra Group Holdings Parent, Inc. (CON)	$100.00	$103.69	$108.76	$99.47	$90.17	$97.34	$88.24
S&P Health Care Services Select Industry Index (SPSIHP)	$100.00	$102.00	$102.10	$100.09	$95.30	$101.02	$93.19
S&P 500	$100.00	$102.28	$104.62	$106.73	$105.67	$111.73	$108.93

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2024.

	Total Number of Shares Purchased(1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
October 1 – October 31, 2024	—	$—	—	$—
November 1 – November 31, 2024	696,019	22.13	—	—
December 1 – December 31, 2024	—	—	—	—
Total	696,019	$22.13	—	$—
____________________________________________
(1)    The shares were not re-acquired pursuant to any repurchase plan or program. The Company re-acquired shares of common stock surrendered to us to satisfy tax withholding obligations associated with the vesting of restricted shares issued to Select employees, pursuant to the provisions in the employee matters agreement.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read this discussion together with the consolidated financial statements and related notes included elsewhere in this Annual Report.
This section of the 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between those years. For discussion of our 2022 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s registration statement on Form S-1, as amended (File No. 333-280242) (the “Registration Statement”), filed with the Securities and Exchange Commission on July 24, 2024.
Overview
We were founded in 1979 and have grown to be the largest provider of occupational health services in the United States by number of locations. Our national presence enables us to provide access to high-quality care that supports our mission to improve the health of America’s workforce. As of December 31, 2024, we operated 552 stand-alone occupational health centers in 41 states and 157 onsite health clinics at employer worksites in 36 states. We also have expanded our reach via our telemedicine program serving 44 states and the District of Columbia. In total, we deliver services across 45 states and the District of Columbia. We had approximately 11,000 colleagues and affiliated physicians and clinicians as of December 31, 2024 who supported the delivery of an extensive suite of services, including occupational and consumer health services and other direct-to-employer care to approximately 50,000 patients each business day on average during 2024. Our patients are generally employed by our main customers - employers across the United States.
Our business is organized into three operating segments based primarily on the type or location of occupational health services provided:
•    Occupational health centers: The occupational health centers operating segment encompasses the occupational health services we deliver at our 552 occupational health center facilities across the United States. In this segment, we serve all types of employers, from Fortune 500 to small businesses.
•    Onsite health clinics: Our onsite health clinics operating segment delivers occupational health services and/or employer-sponsored primary care services at an employer’s workplace, including mobile health services and episodic specialty testing services - we deliver our services at 157 permanent on-site locations and multiple other employer locations through our episodic services. In this segment, we serve medium to large-sized employers.
•    Other businesses: Our other businesses operating segment is comprised of several complementary services to our core occupational health services offering and includes Concentra Telemed, Concentra Pharmacy and Concentra Medical Compliance Administration. In this segment, we serve all types of employers.
All three operating segments are aggregated into a single reportable segment in our consolidated financial statements based on similar services provided, service delivery process involved, target customers, and similar economic characteristics.
The following table represents the percentage of revenue by our operating segments for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
Occupational health centers	95%	95%	95%
Onsite health clinics	3%	3%	3%
Other businesses	2%	2%	2%
Across our operating segments, we offer a diverse and comprehensive array of occupational health services, including workers’ compensation, employer services and consumer health services:
•Workers’ compensation services: include the support of workers’ compensation injury, physical rehabilitation, and specialist care.

•Employer services: consist of drug and alcohol screenings, physical examinations and evaluations, clinical testing, and preventive care, as well as direct-to-employer services that include the services described above and advanced primary care at our onsite health clinics.

•Consumer health services: consist of the support of patient-directed urgent care treatment of injuries and illnesses.

The following table sets forth the percentage of our overall visits per day (“VPD”) volume in our occupational health center operating segment by service offering, for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Workers’ compensation services	46%	44%	42%
Employer services	52%	54%	56%
Consumer health services	2%	2%	2%
The following table sets forth the percentage of visit-related revenue in our occupational health center operating segment by service offering, for the periods presented:

	Year Ended December 31,
	2024	2023	2022
Workers’ compensation services	64%	64%	62%
Employer services	34%	34%	36%
Consumer health services	2%	2%	2%
Significant Events
Separation Announced
On January 3, 2024, Select Medical Holdings Corporation (“Select”), our former parent company, announced its intention to separate Concentra from its business. In connection with the Separation, we entered into the Separation Agreement, as further described in the section of this annual report on Form 10-K entitled “Certain Relationships and Related Person Transactions — Agreements to be Entered into in Connection with the Separation—Separation Agreement.” We entered into various other agreements with Select and its wholly-owned subsidiaries that, together with the Separation Agreement, provide for certain transactions and arrangements to effect the separation of our business from Select. We refer to these transactions, as further described in the section of this annual report on Form 10-K entitled “The Separation and Distribution Transactions — The Separation,” collectively as the “Separation.”
Initial Public Offering and Debt Transactions
On July 26, 2024, the Company completed an Initial Public Offering (“IPO”) of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of the Company’s common stock for net proceeds of $16.7 million after deducting underwriting discounts and commission of $1.0 million. The Company’s shares began trading on the New York Stock Exchange under the symbol “CON” on July 25, 2024. In connection with the IPO, Concentra Health Services, Inc. (“CHSI”), entered into certain financing arrangements which include the credit facilities of $1,250.0 million (the “Credit Facilities”) and a private offering of $650.0 million aggregate principal amount of 6.875% Senior Notes due 2032 (the “Notes”). The Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Concentra and certain of its wholly-owned subsidiaries. The Credit Facilities consist of the term loan of $850.0 million (the “Term Loan”) and the revolving credit facility of $400.0 million. The Term Loan matures on July 26, 2031, and has an interest rate of Term SOFR plus 2.25%, subject to a leverage-based pricing grid. The revolving credit facility matures on July 26, 2029, and has an interest rate of Term SOFR plus 2.50%, subject to a leverage-based pricing grid.

The net proceeds of the IPO and the debt financing transactions, except for $34.7 million, were paid to Select Medical Corporation (“SMC”) through the issuance of a dividend, the repayment in full of the $420.0 million revolving promissory note outstanding, and the repayment in full of a new promissory note issued subsequent in contemplation of the IPO.
Spin-off
On November 25, 2024, Select completed the special stock distribution consisting of an aggregate 104,093,503 shares of Concentra to Select’s stockholders. As a result, Select no longer owns any shares of Concentra common stock.

Nova Acquisition
Effective March 1, 2025, the Company acquired Nova Medical Centers. CHSI entered into an equity purchase agreement to acquire all of the outstanding membership interests for a purchase price of $265 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. We financed the transaction using a combination of $102.1 million of new debt financing under the Credit Agreement, $50.0 million of available borrowing capacity under our existing revolving credit facility, and the remaining with cash on hand.
Nova Medical Centers operates 67 occupational health centers in five states, providing workers’ compensation injury care services, physical therapy, drug and alcohol screening, and pre-employment physicals as part of their full suite of occupational health services. The acquisition will enable the Company to expand to more than 775 occupational health centers and onsite health clinics at employer worksites in 42 states.
Debt Financing
In March 2025, the Company completed an amendment to the Credit Agreement to increase our revolving credit facility by $50.0 million from $400.0 million to $450.0 million. The interest rate for the revolving credit facility has been reduced from Term SOFR plus 2.50% to Term SOFR plus 2.00%, subject to a leverage-based pricing grid. In addition, the amendment to the Credit Agreement also added new debt through an incremental term loan of $102.1 million, which provides an updated Term Loan of $950.0 million. The Term Loan interest rate has been reduced from Term SOFR plus 2.25% down to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including 25-basis point step down at a net leverage ratio of ≤3.25x.

Operating Statistics
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
Patient Visits and VPD Volume
We monitor number of patient visits and visits per day, or VPD volume for each of our major service lines in our Occupational Health Center operating segment — workers’ compensation services, employer services, and consumer health. Management believes that the number of patient visits is the single most important indicator of the volume of services being provided in our centers. VPD volume, which is calculated as total patient visits in a given period divided by total business days for such period, allows for comparability between time periods with different number of business days. Patient visits and VPD volume include only the patients seen in our occupational health centers segment and does not include our onsite health clinics or other businesses operating segments.
Revenue Per Visit
Management also measures reimbursement rates utilizing patient revenue per visit which is calculated as total patient revenue divided by total patient visits. Revenue per visit as reported includes only the revenue and patient visits in our occupational health centers operating segment and does not include our onsite health clinics or other businesses operating segments.
The following table sets forth operating statistics for our occupational health centers operating segment for the periods presented:

	For the Year Ended December 31,			% Change
	2024	2023	2022	2024 - 2023	2023 - 2022
Number of patient visits
Workers’ compensation	5,794,168	5,668,042	5,312,802	2.2%	6.7%
Employer services	6,596,573	6,874,693	7,051,191	(4.0)%	(2.5)%
Consumer health	232,762	234,897	215,475	(0.9)%	9.0%
Total	12,623,503	12,777,632	12,579,468	(1.2)%	1.6%
VPD Volume
Workers’ compensation	22,633	22,315	20,834	1.4%	7.1%
Employer services	25,768	27,066	27,652	(4.8)%	(2.1)%
Consumer health	909	925	845	(1.7)%	9.5%
Total	49,311	50,306	49,331	(2.0)%	2.0%
Revenue per visit
Workers’ compensation	$199.53	$194.48	$190.63	2.6%	2.0%
Employer services	90.36	86.44	79.78	4.5%	8.3%
Consumer health	135.41	132.80	127.68	2.0%	4.0%
Total	$141.30	$135.22	$127.41	4.5%	6.1%
Business days	256	254	255

Facility Counts
The following table sets forth facility counts for our occupational health centers and onsite health clinics operating segments for the periods presented:

	For the Year Ended December 31,
	2024	2023	2022
Number of occupational health centers—start of period	544	540	518
Number of occupational health centers acquired	3	4	21
Number of occupational health centers de novos	6	3	4
Number of occupational health centers closed/sold	(1)	(3)	(3)
Number of occupational health centers—end of period	552	544	540
Number of onsite health clinics operated—end of period	157	150	147

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	For the Year Ended December 31,
	2024		2023		2022
(in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Revenue	$1,900,192	100.0%	$1,838,081	100.0%	$1,724,359	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,372,217	72.2	1,325,649	72.1	1,242,499	72.1
General and administrative, exclusive of depreciation and amortization	156,318	8.2	151,999	8.3	149,976	8.7
Depreciation and amortization	67,178	3.5	73,051	4.0	73,667	4.3
Total costs and expenses	1,595,713	83.9	1,550,699	84.4	1,466,142	85.0
Other operating income	284	—	250	—	312	—
Income from operations	304,763	16.0	287,632	15.6	258,529	15.0
Other income and expense:
Equity in losses of unconsolidated subsidiaries	(3,676)	(0.2)	(526)	(—)	(1,577)	(0.1)
Interest expense on related party debt	(21,980)	(1.2)	(44,253)	(2.4)	(30,792)	(1.8)
Interest expense	(47,714)	(2.5)	(221)	(—)	(849)	(—)
Other expense	—	—	(2)	(—)	(415)	(—)
Income before income taxes	231,393	12.2	242,630	13.2	224,896	13.0
Income tax expense	59,496	3.1	57,887	3.1	52,653	3.1
Net income	171,897	9.0	184,743	10.1	172,243	10.0
Less: net income attributable to non-controlling interests	5,354	0.3	4,796	0.3	5,516	0.3
Net income attributable to the Company	$166,543	8.8%	$179,947	9.8%	$166,727	9.7%
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
Revenue
Revenue increased 3.4% to $1,900.2 million for the year ended December 31, 2024, compared to $1,838.1 million for the year ended December 31, 2023, driven primarily by an increase in net revenue per visit, partially offset by a decrease in total patient VPD as described below.
Revenue per visit increased 4.5% to $141.30 for the year ended December 31, 2024, compared to $135.22 for the year ended December 31, 2023. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, during the year ended December 31, 2024. Revenue per visit for workers’ compensation visits increased 2.6% to $199.53 from $194.48, revenue per visit for employer services visits increased 4.5% to $90.36 from $86.44 and revenue per visit for consumer health visits increased 2.0% to $135.41 from $132.80, for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Our total patient visits decreased 1.2% to 12,623,503 for the year ended December 31, 2024, compared to 12,777,632 visits for the year ended December 31, 2023. Total VPD volume decreased 2.0% to 49,311 for the year ended December 31, 2024, compared to 50,306 visits per day for the year ended December 31, 2023, mainly due to a decrease in employer services visits resulting from low attrition rates. Employer services VPD volume decreased 4.8% to 25,768 from 27,066 and consumer health VPD volume decreased 1.7% to 909 from 925, partially offset by a 1.4% increase in workers’ compensation VPD volume to 22,633 from 22,315, for the year ended December 31, 2024 as compared to the year ended December 31, 2023.
Cost of Services
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services was $1,372.2 million, or 72.2% of revenue, for the year ended December 31, 2024, compared to $1,325.6 million, or 72.1% of revenue, for the year ended December 31, 2023. Cost of services increased 3.5% for the year ended December 31, 2024, driven by the 3.4% increase in revenue during the period.

General and administrative
General and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, headquarters and other administrative areas as well as executive compensation. Beginning in 2024, general and administrative expense also includes separation transaction costs and Nova acquisition costs. Our general and administrative expenses were $156.3 million, or 8.2% of revenue, for the year ended December 31, 2024, compared to $152.0 million, or 8.3% of revenue, for the year ended December 31, 2023.
Depreciation and Amortization
Depreciation and amortization expense was $67.2 million for the year ended December 31, 2024, or 3.5% of revenue compared to $73.1 million for the year ended December 31, 2023, or 4.0% of revenue. The decrease was due to an intangible asset fully amortizing in June 2024.
Equity in Losses of Unconsolidated Subsidiaries
For the year ended December 31, 2024, we had equity in losses of unconsolidated subsidiaries of $3.7 million, compared to $0.5 million for the year ended December 31, 2023. The increase in equity in losses was attributable to the impairment of an investment during the year ended December 31, 2024.
Interest Expense on Related Party Debt
For the year ended December 31, 2024, we had interest expense on our related party debt with Select of $22.0 million, compared to $44.3 million for the year ended December 31, 2023. The decrease in interest expense was due to the payoff of the revolving promissory note with Select during the year ended December 31, 2024.
Interest Expense
For the year ended December 31, 2024, we had interest expense of $47.7 million, compared to $0.2 million for the year ended December 31, 2023. The increase in interest expense was due to the issuance of an $850.0 million term loan and $650.0 million senior notes in July 2024, as described in Note 9—“Long-Term Debt” of the notes to our consolidated financial statements.
Income Taxes
We recorded income tax expense of $59.5 million for the year ended December 31, 2024, which represented an effective tax rate of 25.7%. We recorded income tax expense of $57.9 million for the year ended December 31, 2023, which represented an effective tax rate of 23.9%. For the year ended December 31, 2024, the increase in effective tax rate was driven primarily by an unfavorable tax rate impact associated with stock compensation, an increase in non-deductible compensation of covered employees, and an increase in the state tax rate.
Refer to Note 16—“Income Taxes” of the notes to our consolidated financial statements included herein for the reconciliations of the federal statutory income tax rate to our effective income tax rate for the years ended December 31, 2024 and December 31, 2023.

Critical Accounting Estimates
In preparing our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”), we must use estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures and the reported amounts of revenue and expenses. In general, our estimates are based on historical experience and various other assumptions we believe are reasonable under the circumstances. We evaluate our estimates on an ongoing basis and make changes to the estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates.
We consider our critical accounting policies to be those that involve significant judgments and uncertainties, and may potentially result in materially different results under different assumptions and conditions.
Revenue Recognition and Accounts Receivable
Our principal revenue sources come from providing healthcare services to patients in the form of workers’ compensation injury and illness care and related services, healthcare services related to employer needs or statutory requirements, and consumer health services. Patient revenues are recognized at an amount equal to the consideration we expect to be entitled to in exchange for providing healthcare services to our patients. In our occupational health centers, we generally recognize revenue as healthcare services are provided and our performance obligation is generally satisfied upon completion of the patient’s visit. For our onsite health clinic operations, the performance obligation is satisfied over the period of time in which we are engaged to provide services and revenue is recognized in amounts which are commensurate with the level of resources we have provided at the onsite location.
Revenue earned from these services is variable in nature and we are required to make judgments that impact the transaction price. For each patient visit, there is an implied arrangement between us and the patient; however, the healthcare services provided are primarily paid for by employer programs and third-party payors, including workers’ compensation programs, and commercial insurance companies, on the patient’s behalf under separate contractual arrangements.
We determine the transaction price for services provided to patients based on known payment terms or usual and customary amounts associated with the specific payor or based on the service provided. Workers’ compensation laws and regulations vary by state, so the specific details of coverage and reimbursement will differ based on the location of the workplace and the laws that govern workers’ compensation in that state and may also differ based on contractual terms with the payor, third-party administrator, or employer. Most states have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for services rendered. In the states without fee schedules, the transaction price is determined based on UCR fees charged in the particular state in which the services are rendered. The transaction price for healthcare services related to employer needs or statutory requirements is based on either current market rates or other agreed upon pricing with the employer. Provider reimbursement for consumer health services is dependent on fee schedules derived from individually negotiated contracts with group health payors on a national, regional, or local basis. Typically, national contracts include all states, whereas regional or local contracts are state-specific. The fee schedule is either a set fee for each service or a percentage of billed charges. The Company monitors historical reimbursement rates and compares them against the associated gross charges for the service provided. The percentage of historical reimbursed claims to gross charges is utilized to determine the amount of revenue to be recognized for services rendered.
Governmental reimbursement programs, and third-party payor contracts are often complex and typically have differing billing and documentation programs that can be open to interpretation. If a payor determines we have not complied with their billing and/or documentation requirements, we may not be paid for our services or our payment may be reduced. This can create variability in the transaction price for services provided to our patients and we are required to make judgments which impact the transaction price. Variable consideration included in the transaction price is inclusive of our estimates of implicit discounts and other adjustments, such as our interpretation of reimbursement under the applicable fee schedules and third-party payor contracts, medical necessity denials, documentation denials for timely filing or lack of prior authorization, and/or instances when a patient’s insurance coverage was not verified, which are estimated using our historical experience. Management includes in its estimates of the transaction price its expectations for these types of adjustments such that the amount of cumulative revenue recognized will not be subject to significant reversal in future periods. Historically, adjustments arising from a change in the transaction price have not been material.
Our accounts receivable is reported at an amount equal to the amount we expect to collect for providing healthcare services to our patients. Because our accounts receivable is primarily paid for by highly-solvent, creditworthy payors, such as workers’ compensation programs, employer programs, third-party administrators, commercial insurance companies, and federal and state governmental authorities, our credit losses are infrequent and insignificant in nature; as such, we generally do not recognize allowances for expected credit losses.

Goodwill
We operate three reporting units which include the occupational health centers reporting unit, the onsite health clinics reporting unit, and the other businesses reporting unit. We assign goodwill to our reporting units based upon the specific nature of the business acquired, or when a business combination contains business components related to more than one reporting unit, goodwill is assigned to each reporting unit based upon an allocation determined by the relative fair values of the business acquired. When we dispose of a business, we allocate a portion of the reporting unit’s goodwill to that business based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. We evaluate our reporting units on an annual basis, and if our reporting units are reorganized, we reassign goodwill based on the relative fair values of the new reporting units.
We have elected to perform our annual goodwill impairment assessments as of October 1. We also test goodwill for impairment when events or conditions occur that might suggest a possible impairment. These events or conditions could include a significant change in the business environment, the regulatory environment, or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit.
When performing quantitative assessments, we consider both the income and market approaches in determining the fair value. Included in the income approach are assumptions regarding revenue growth rates, future Adjusted EBITDA margin estimates, future capital expenditure requirements, the industry’s weighted average cost of capital, and industry specific, market observable implied Adjusted EBITDA multiples. We also include estimated residual values at the end of the forecast period. In establishing our assumptions, we consider current industry and market conditions; historical financial performance, including our revenue, earnings, and operating cash flow growth trends; cost factors, including the effects of inflation and rising prices; and the regulatory environment. If any one of the above assumptions or judgments used to estimate the fair value of the reporting unit fails to materialize, the resulting decline in our estimated fair value could result in an impairment charge.
When performing qualitative assessments, we apply judgement in determining the events and circumstances that most affect the fair value of the reporting unit and in evaluating the significance of those identified events and circumstances in order to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As part of our qualitative assessments, we considered (i) the magnitude of the reporting unit’s excess fair value over its carrying amount from the most recent quantitative impairment test, (ii) industry and market conditions, including the impacts of the interest rate environment, (iii) historical financial performance, including our revenue, earnings, and operating cash flow growth trends, (iv) our forecasts of revenue, earnings, and operating cash flows, (v) cost factors, including the effects of inflation and rising prices, (vi) the regulatory environment, (vii) other factors specific to each reporting unit, such as a change in strategy, a change in management, or acquisitions and divestitures affecting the composition of the reporting unit and its future operating results, and (viii) consideration of changes in our market capitalization.
We have recorded total goodwill of $1,234.7 million at December 31, 2024, of which $1,146.8 million related to our centers reporting unit, $50.9 million related to our onsites reporting unit, and $36.9 million related to our other businesses reporting unit.
The Company completed impairment assessments as of October 1, 2024, October 1, 2023 and October 1, 2022, noting no impairment.
Insurance Risk Programs
Under a number of our insurance programs, which include our employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, and certain employment-related matters, we are liable for a portion of our losses before we can attempt to recover from the applicable insurance carrier. For our occupational health center operations, we currently maintain insurance coverages under a combination of policies with a total annual aggregate limit of up to $29.0 million for professional malpractice liability and $29.0 million for general liability insurance. Our insurance for the professional liability coverage is written on a “claims-made” basis, and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit of $3.0 million per medical incident or occurrence is exceeded. See “Risk Factors — Risks Related to Our Business, Industry and Operations — Significant legal actions could subject us to substantial uninsured liabilities.”
The estimate of losses includes actuarial loss projections of both known claims and incurred but not reported claims. These estimates are based on specific claim facts, claim frequency and severity, payment patterns for historical claims, and estimates of fees for outside counsel. In addition to the actuarial loss projections, insurance premiums and out-of-pocket expenses for the administration and analysis of claims are included in the estimate of losses accrued in a respective accounting period.

We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. We recorded a liability of $43.9 million and $51.9 million for our estimated losses under these insurance programs at December 31, 2024 and 2023, respectively. We also recorded insurance proceeds receivable of $2.1 million and $8.6 million at December 31, 2024 and 2023, respectively, for liabilities which exceed our deductibles and self-insured retention limits and are recoverable through our insurance policies.

Non-GAAP Measure
We believe that the presentation of Adjusted EBITDA and Adjusted EBITDA margin, as defined herein, are important to investors because Adjusted EBITDA and Adjusted EBITDA margin are commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA and Adjusted EBITDA margin are used by management to evaluate financial performance of, and determine resource allocation for, each of our operating segments. However, Adjusted EBITDA and Adjusted EBITDA margin are not measures of financial performance under U.S. GAAP. Items excluded from Adjusted EBITDA and Adjusted EBITDA margin are significant components in understanding and assessing financial performance. Adjusted EBITDA and Adjusted EBITDA margin should not be considered in isolation, or as an alternative to, or substitute for, net income, net income margin, income from operations, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA and Adjusted EBITDA margin are not measurements determined in accordance with U.S. GAAP and are thus susceptible to varying definitions, Adjusted EBITDA and Adjusted EBITDA margin as presented may not be comparable to other similarly titled measures of other companies.
We define Adjusted EBITDA as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, separation transaction costs, acquisition costs, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries. We define Adjusted EBITDA margin as Adjusted EBITDA divided by revenue. We will refer to Adjusted EBITDA and Adjusted EBITDA margin throughout the remainder of Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following table reconciles net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin and should be referenced when we discuss Adjusted EBITDA, and Adjusted EBITDA margin.

	For the Year Ended December 31,
	2024		2023		2022
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reconciliation of Adjusted EBITDA:
Net income	$171,897	9.0%	$184,743	10.1%	$172,243	10.0%
Add (Subtract):
Income tax expense	59,496	3.1	57,887	3.1	52,653	3.1
Interest expense	47,714	2.5	221	—	849	—
Interest expense on related party debt	21,980	1.2	44,253	2.4	30,792	1.8
Equity in losses of unconsolidated subsidiaries	3,676	0.2	526	—	1,577	0.1
Other expense	—	—	2	—	415	—
Stock compensation expense	2,327	0.1	651	0.1	2,141	0.1
Depreciation and amortization	67,178	3.6	73,051	4.0	73,667	4.3
Separation transaction costs(1)	1,693	0.1	—	—	—	—
Nova acquisition costs	895	—	—	—	—	—
Adjusted EBITDA	$376,856	19.8%	$361,334	19.7%	$334,337	19.4%
Net income margin	9.0%		10.1%		10.0%
Adjusted EBITDA margin	19.8%		19.7%		19.4%
____________________________________________
(1)    Separation transaction costs represent incremental consulting, legal, audit-related fees, and non-recurring system implementation costs incurred in connection with the Company’s separation into a new, publicly traded company and are included within general and administrative expenses on the consolidated statements of operations.

Liquidity and Capital Resources
Cash Flows for the Years Ended December 31, 2024, 2023, and 2022
In the following table and analysis, we discuss cash flows from operating activities, investing activities, and financing activities for the periods indicated.

	For the Year Ended December 31,
	2024	2023	2022
Net cash provided by operating activities	$274,677	$234,316	$274,337
Net cash used in investing activities	(71,265)	(75,308)	(57,750)
Net cash used in financing activities	(51,531)	(165,291)	(209,858)
Net increase (decrease) in cash	151,881	(6,283)	6,729
Cash at beginning of period	31,374	37,657	30,928
Cash at end of period	$183,255	$31,374	$37,657
Operating activities provided $274.7 million and $234.3 million of cash flows during the years ended December 31, 2024 and 2023, respectively. The increase in cash flows from operating activities for the year ended December 31, 2024, as compared to the year ended December 31, 2023, was principally due to an increase from the change in working capital, partially offset by a decrease in our operating income.
Investing activities used $71.3 million and $75.3 million of cash flows for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the principal uses of cash were $64.3 million of capital expenditures for purchases of property and equipment and $7.0 million cash paid for acquisitions of businesses. For the year ended December 31, 2023, the principal uses of cash were $65.0 million for purchases of property and equipment, $6.0 million for acquisitions of businesses, and $4.4 million in acquired customer relationships.
Financing activities used $51.5 million and $165.3 million of cash flows for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, the principal uses of cash were a $1,535.7 million dividend payment to Select, $480.0 million of net repayments on our related party revolving promissory note, and $15.4 million repurchase of common stock from Select. The principal sources of cash were net proceeds from our term loans of $836.7 million, net proceeds from the issuance of our 6.875% senior notes of $637.3 million, and net proceeds from our initial public offering of $511.2 million. For the year ended December 31, 2023, the principal use of cash was $160.0 million for payments on the related party revolving promissory notes.
Capital Resources
We had net working capital of $130.0 million at December 31, 2024, compared to net working capital of $19.8 million at December 31, 2023. The increase in the net working capital surplus was principally due to an increase in our cash, which resulted from debt raised during the year and IPO proceeds we received. On March 1, 2025, we acquired Nova Medical Centers and financed the transaction using a combination of $102.1 million of new debt financing under the Credit Agreement, $50.0 million of available borrowing capacity under our existing revolving credit facility, and the remaining with cash on hand.
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
Credit Facilities
On July 26, 2024, Concentra Health Services, Inc. (“CHSI”), a wholly-owned subsidiary of Concentra, entered into a senior secured credit agreement (the “Credit Agreement”) that provides for an $850.0 million term loan (the “Term Loan”), and a $400.0 million revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”).

Borrowings under the Credit Facilities are guaranteed by the Company and substantially all of the Company’s current domestic subsidiaries and will be guaranteed by CHSI’s future domestic subsidiaries and collateralized by substantially all of the Company’s existing and future property and assets and by a pledge of the Company’s capital stock, the capital stock of CHSI’s domestic subsidiaries and up to 65% of the capital stock of CHSI’s foreign subsidiaries held directly by CHSI or a domestic subsidiary.
Borrowings under the Credit Agreement bear interest at a rate equal to: (i) in the case of the Term Loan, Term SOFR plus a percentage ranging from 2.00% to 2.25%, or Alternate Base Rate plus a percentage ranging from 1.00% to 1.25%, in each case based on CHSI’s leverage ratio; and (ii) in the case of the Revolving Credit Facility, Term SOFR plus a percentage ranging from 2.25% to 2.75%, or Alternate Base Rate plus a percentage ranging from 1.25% to 1.75%, in each case on CHSI’s leverage ratio, as defined in the Credit Agreement. As of December 31, 2024, the Term Loan borrowings bear interest at 6.61%. The Company did not have any outstanding borrowings under its Revolving Credit Facility.
The Term Loan amortizes in equal quarterly installments in amounts equal to 0.25% of the aggregate original principal amount of the Term Loan commencing on December 31, 2024. The balance of the Term Loan will be payable on July 26, 2031. Similarly, the Revolving Credit Facility will be payable on July 26, 2029.
The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.50 to 1.00. As of December 31, 2024, the Company’s leverage ratio was 3.46 to 1.00. Failure to comply with this covenant would result in an event of default under the Revolving Credit Facility and, absent a waiver or an amendment from the revolving lenders, preclude CHSI from making further borrowings under the Revolving Credit Facility and permit the revolving lenders to accelerate all outstanding borrowings under the Revolving Credit Facility. Upon termination of the commitments for the Revolving Credit Facility and acceleration of all outstanding borrowings thereunder, failure to comply with the covenant also would constitute an event of default with respect to the Term Loan.
The Credit Facilities also contain a number of other affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Credit Facilities contain events of default for non-payment of principal and interest when due, cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control. As of December 31, 2024, the Company was in compliance with all debt covenants.
At December 31, 2024, the Company had outstanding borrowings under its Credit Facilities consisting of a $847.9 million Term Loan (excluding unamortized original issue discounts and debt issuance costs of $12.5 million). The Company did not have any outstanding borrowings under its Revolving Credit Facility. At December 31, 2024, the Company had $386.4 million of availability under its Revolving Credit Facility after giving effect to $13.6 million of outstanding letters of credit.
6.875% Senior Notes
On July 11, 2024, the Company completed a private offering by its wholly-owned subsidiary, Concentra Escrow Issuer Corporation (the “Escrow Issuer”), of $650.0 million aggregate principal amount of 6.875% senior notes due July 15, 2032 (the “Senior Notes”). On July 26, 2024, Escrow Issuer merged with and into CHSI, with CHSI continuing as the surviving entity, and CHSI assumed all of the Escrow Issuer’s obligations under the Senior Notes. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and certain of its wholly-owned subsidiaries. Interest on the Senior Notes accrues at a rate of 6.875% per annum and is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2025.
At December 31, 2024, the Company had $650.0 million of 6.875% senior notes outstanding (excluding unamortized premium and debt issuance costs of $11.9 million).
Use of Capital Resources
We intend to grow through strategic acquisitions of existing health centers as well as building new de novo centers.
Liquidity
We believe our internally generated cash flows and borrowing capacity under our Revolving Credit Facility will allow us to finance our operations in both the short and long term. As of December 31, 2024, we had cash and cash equivalents of $183.3 million and $386.4 million of availability under our Revolving Credit Facility, after giving effect to $13.6 million of outstanding letters of credit.

Our material cash requirements from known contractual and other obligations include:
i.Debt payments, including finance lease payments – Our expected principal payments total $1,503.4 million, with $10.1 million payable within the next twelve months. We intend to refinance our long-term indebtedness before it matures. Refer to Note 9—“Long-Term Debt” of the notes to our consolidated financial statements included herein for additional information.
ii.Interest payments – Our expected interest payments on the 6.875% senior notes and Term Loan total $713.9 million, with $100.5 million payable within the next twelve months.
Interest payments for the 6.875% senior notes were calculated using the stated interest rate, and interest payments on the Term Loan were calculated using the interest rate of 6.61% as of December 31, 2024.
iii.Operating lease payments – Our expected operating lease payments total $597.4 million, with $103.3 million payable within the next twelve months. Refer to Note 5—“Leases” of the notes to our consolidated financial statements included herein for additional information.
iv.Purchase, construction, and other commitments – Our expected payments related to purchase, construction, and other obligations total $114.7 million, with $40.1 million payable within the next twelve months. Our purchase obligations primarily relate to software licensing and support agreements which specify all significant contractual terms and are legally binding and enforceable. Our construction commitments are described further in Note 17—“Commitments and Contingencies”.
v.Insurance liabilities – Our expected payments related to our insurance liabilities, including those for workers’ compensation and professional malpractice liabilities, total $43.9 million, with $19.9 million payable within the next twelve months. The amounts payable within the next twelve months are recorded in accrued other in the consolidated balance sheet as of December 31, 2024. The remaining amounts are recorded in other non-current liabilities.
vi.Other current liabilities recorded in the consolidated balance sheet as of December 31, 2024, such as accounts payable and accrued expenses, which are not specifically identified above.
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
Dividend
On February 28, 2025, the Company’s Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about April 1, 2025, to stockholders of record as of the close of business on March 18, 2025.
Effects of Inflation
The healthcare industry is labor intensive and our largest expenses are labor related costs. Wage and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. We have recently experienced higher labor costs related to the current inflationary environment and competitive labor market. In addition, suppliers have passed along rising costs to us in the form of higher prices. We cannot predict our ability to pass along cost increases to our customers.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our credit facilities, which bear interest at rates that are indexed against Term SOFR. As of December 31, 2024, we had outstanding borrowings under our credit facilities consisting of an $847.9 million term loan (excluding unamortized original issue discount and debt issuance costs of $12.5 million). We had no outstanding borrowings under our revolving facility.
As of December 31, 2024, a 0.25% change in market interest rates would impact the interest expense on our variable rate debt by approximately $2.1 million per year.
Item 8.   Financial Statements and Supplementary Data.
Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report on Form 10-K.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective as of December 31, 2024, to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Management’s Annual Report on Internal Control Over Financial Reporting
This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the fourth quarter of the year ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.
Item 9B.    Other Information.
Rule 10b5-1 Trading Plans
During the year ended December 31, 2024, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
The information regarding directors and nominees for directors of the Company, including identification of the audit committee and audit committee financial expert, and compliance with Section 16(a) of the Exchange Act is presented under the headings “Corporate Governance—Committees of the Board of Directors” and “Election of Directors—Directors and Nominees” in the Company’s definitive proxy statement of the Company relating to the 2025 Annual Meeting of Stockholders (the “Proxy Statement”) will be filed with the SEC within 120 days after the Company’s fiscal year ended December 31, 2024. The information contained under these headings is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Part I, Item 1 as permitted by the instructions to Item 401 of Regulation S-K.
We have adopted a written code of business conduct and ethics, known as our Code of Conduct, which applies to all of our directors, officers, and employees, as well as a Code of Ethics applicable to our senior financial officers, including our Chief Executive Officer, our Chief Financial Officer and our Chief Accounting Officer. Our Code of Conduct and Code of Ethics for senior financial officers are available on our website (https://ir.concentra.com/corporate-governance/governance-documents). The information contained in, or that can be accessed through, our website does not constitute a part of this Annual Report on Form 10-K. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct or Code of Ethics by posting such information on our website, at the address specified above.
The Company has an insider trading policy governing the purchase, sale and other dispositions of the Company’s securities that applies to all Company personnel, including directors, officers, employees, and other covered persons. The Company believes that its insider trading policy is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of the Company’s insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
Item 11.    Executive Compensation.
Information concerning executive compensation is presented under the headings “Executive Compensation Discussion and Analysis” and “Human Capital and Compensation Committee Report” in the Proxy Statement. The information contained under these headings is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain beneficial owners and management is set forth under the heading “Security Ownership of Certain Beneficial Owners and Directors and Officers” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information related to our equity compensation plan under which our equity securities are authorized for issuance as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	—	—	4,446,532
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	4,446,532
____________________________________________
(1)    The 2024 Equity Incentive Plan (the “Plan”) was approved on July 24, 2024 by the sole shareholder. The Plan authorized the issuance of 5,925,000 shares of common stock and there have been approximately 1,478,468 shares issued through December 31, 2024. For a description of the Plan, see Note 13—“Stock Compensation” to the consolidated financial statements in this Annual Report.

Item 13.    Certain Relationships, Related Transactions and Director Independence.
Information concerning related transactions is presented under the heading “Certain Relationships, Related Transactions and Director Independence” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services.
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Dallas, TX, Auditor Firm ID: 238.
Information concerning principal accountant fees and services is presented under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Proxy Statement. The information contained under this heading is incorporated herein by reference.

PART IV
Item 15.    Exhibits and Financial Statement Schedules.
a.The following documents are filed as part of this report:
i.Financial Statements: See Index to Financial Statements appearing on page F-1 of this report.
ii.Financial Statement Schedules: Schedules are omitted because they are not required or because the information is provided elsewhere in the financial statements included in this annual report on Form 10-K.
iii.The following exhibits are filed as part of, or incorporated by reference into, this report:

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

4.3*	Description of Registrant’s Securities.
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

10.6†
Equity Incentive Plan, effective July 24, 2024, filed as Exhibit 10.6 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-280242) filed by Concentra Group Holdings Parent, Inc. with the Commission on July 15, 2024, and incorporated herein by reference.

10.7
Form of Medical Center Management and Consulting Agreement, by and between Concentra and the Managed PC, filed as Exhibit 10.5 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-280242) filed by Concentra Group Holdings Parent, Inc. with the Commission on July 15, 2024, and incorporated herein by reference.

10.8
Form of Director and Officer Indemnification Agreement, filed as Exhibit 10.7 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 1, 2024, and incorporated herein by reference.

10.9†
Employment Agreement, dated as of June 25, 2015, by and between W. Keith Newton and Concentra, Inc., filed as Exhibit 10.7 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-280242) filed by Concentra Group Holdings Parent, Inc. with the Commission on July 15, 2024, and incorporated herein by reference.

10.10†
Employment Agreement, dated as of August 19, 2015, by and between Matthew DiCanio and Concentra, Inc., filed as Exhibit 10.8 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-280242) filed by Concentra Group Holdings Parent, Inc. with the Commission on July 15, 2024, and incorporated herein by reference.

Number	Description
10.11†
First Amendment to Employment Agreement, dated October 25, 2024, by and between Concentra Group Holdings Parent, Inc. and Matthew T. DiCanio, filed as Exhibit 10..1 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on October 30, 2024, and incorporated herein by reference.

10.12†
Employment Agreement, dated as of August 10, 2015, by and between John deLorimier and Concentra, Inc., filed as Exhibit 10.9 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-280242) filed by Concentra Group Holdings Parent, Inc. with the Commission on July 15, 2024, and incorporated herein by reference.

10.13†
Employment Agreement, dated as of January 4, 2016, by and between Giovanni Gallara and Concentra, Inc., filed as Exhibit 10.10 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-280242) filed by Concentra Group Holdings Parent, Inc. with the Commission on July 15, 2024, and incorporated herein by reference.

10.14†
Employment Letter Agreement, dated as of January 14, 2016, by and between Su Zan Nelson and Concentra, Inc., filed as Exhibit 10.11 to Amendment No. 1 to Registration Statement on Form S-1 (Registration No. 333-280242) filed by Concentra Group Holdings Parent, Inc. with the Commission on July 15, 2024, and incorporated herein by reference.

10.15†
Concentra Executive Leadership Team Long Term Cash Incentive Plan, filed as Exhibit 10.12 to Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-280242) filed by Concentra Group Holdings Parent, Inc. with the Commission on July 24, 2024, and incorporated herein by reference.

10.16†
Concentra Executive Leadership Team Incentive Plan, filed as Exhibit 10.13 to Amendment No. 2 to Registration Statement on Form S-1 (Registration No. 333-280242) filed by Concentra Group Holdings Parent, Inc. with the Commission on July 24, 2024, and incorporated herein by reference.

19.1*	Trading Policy for Concentra Group Holdings Parent, Inc.
21.1*	Subsidiaries of Concentra Group Holdings Parent, Inc.
23*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, and President and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
97*	Compensation Recovery Policy for Concentra Group Holdings Parent, Inc.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________________
*    Filed herewith
†    Indicates a management contract or compensatory plan or arrangement

The representations, warranties, and covenants contained in the agreements set forth in this Exhibit Index were made only as of specified dates for the purposes of the applicable agreement, were made solely for the benefit of the parties to such agreement, and may be subject to qualifications and limitations agreed upon by the parties. In particular, the representations, warranties, and covenants contained in such agreement were negotiated with the principal purpose of allocating risk between the parties, rather than establishing matters as facts, and may have been qualified by confidential disclosures. Such representations, warranties, and covenants may also be subject to a contractual standard of materiality different from those generally applicable to stockholders and to reports and documents filed with the SEC. Accordingly, investors should not rely on such representations, warranties, and covenants as characterizations of the actual state of facts or circumstances described therein. Information concerning the subject matter of such representations, warranties, and covenants may change after the date of such agreement, which subsequent information may or may not be fully reflected in the parties’ public disclosures.

Item 16.    Form 10-K Summary.
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCENTRA GROUP HOLDINGS PARENT, INC.

Date : March 3, 2025	By:	/s/ William K. Newton
William K. Newton Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Date	Signature	Title

March 3, 2025	/s/ William K. Newton	Chief Executive Officer and Director
	William K. Newton	(Principal Executive Officer)
March 3, 2025	/s/ Matthew T. DiCanio	President and Chief Financial Officer
	Matthew T. DiCanio	(Principal Financial Officer)
March 3, 2025	/s/ Su Zan Nelson	Executive Vice President, Chief Accounting Officer
	Su Zan Nelson	(Principal Accounting Officer)
March 3, 2025	/s/ Robert A. Ortenzio	Chairman of the Board
Robert A. Ortenzio
March 3, 2025	/s/ Cheryl Pegus, MD, MPH	Director
Cheryl Pegus, MD, MPH
March 3, 2025	/s/ Daniel J. Thomas	Director
Daniel J. Thomas
March 3, 2025	/s/ Marc R. Watkins, MD	Director
Marc R. Watkins, MD

CONCENTRA GROUP HOLDINGS PARENT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Concentra Group Holdings Parent, Inc

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Concentra Group Holdings Parent, Inc and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Accounts Receivable

As described in Note 1 to the consolidated financial statements, substantially all of the Company’s accounts receivable are related to providing healthcare services to patients. These services are paid for primarily by workers’ compensation programs, employer programs, third-party administrators, commercial insurance companies, and federal and state governmental authorities. As of December 31, 2024, accounts receivable totaled approximately $217.7 million. As disclosed by management, accounts receivable is reported at an amount equal to the amount the Company expects to collect for providing healthcare services to patients. This amount is inclusive of management’s estimates of implicit discounts and other adjustments which are estimated using the Company’s historical experience.

The principal considerations for our determination that performing procedures relating to the valuation of accounts receivable is a critical audit matter are (i) the significant judgment by management when developing the estimate of accounts receivable and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained related to the estimate of accounts receivable.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others (i) testing management’s process for developing the estimate of accounts receivable, (ii) testing the completeness, accuracy, and relevance of historical billing and reimbursement data used by management to estimate accounts receivable, (iii) evaluating the historical accuracy of management’s estimate of the amount the Company is expected to be entitled to by comparing actual cash receipts to the previously recorded accounts receivable balances as of the prior year balance sheet date and (iv) performing a comparison of the remaining uncollected accounts receivable balance as of a date subsequent to year end, to expected future cash collections based on the Company's historical collection patterns.
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
March 3, 2025
We have served as the Company’s auditor since 2015, which includes periods before the Company became subject to SEC reporting requirements.

PART I FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
Concentra Group Holdings Parent, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$183,255	$31,374
Accounts receivable	217,719	216,194
Prepaid income taxes	1,544	7,979
Other current assets	34,689	38,871
Total current assets	437,207	294,418
Operating lease right-of-use assets	435,595	397,852
Property and equipment, net	197,930	178,370
Goodwill	1,234,707	1,229,745
Other identifiable intangible assets, net	204,725	224,769
Other assets	11,000	8,406
Total assets	$2,521,164	$2,333,560
LIABILITIES AND EQUITY
Current liabilities:
Current operating lease liabilities	$75,442	$72,946
Current portion of long-term debt and notes payable	10,093	1,455
Accounts payable	19,752	20,413
Accrued and other liabilities	201,899	179,820
Total current liabilities	307,186	274,634
Non-current operating lease liabilities	396,914	357,310
Long-term debt, net of current portion	1,468,917	3,291
Long-term debt with related party	—	470,000
Non-current deferred tax liability	25,380	23,364
Other non-current liabilities	24,043	27,522
Total liabilities	2,222,440	1,156,121
Commitments and contingencies (Note 17)
Redeemable non-controlling interests	18,013	16,477
Stockholders’/members’ equity:
Members’ contributed capital	—	470,303
Common stock, $0.01 par value, 700,000,000 shares authorized, 128,125,952 shares issued and outstanding at December 31, 2024	1,281	—
Capital in excess of par	260,837	—
Retained earnings	13,553	685,293
Total stockholders’ equity (members’ equity at December 31, 2023)	275,671	1,155,596
Non-controlling interests	5,040	5,366
Total equity	280,711	1,160,962
Total liabilities and equity	$2,521,164	$2,333,560

The accompanying notes are an integral part of these consolidated financial statements.

Concentra Group Holdings Parent, Inc.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2024	2023	2022
Revenue	$1,900,192	$1,838,081	$1,724,359
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,372,217	1,325,649	1,242,499
General and administrative, exclusive of depreciation and amortization(1)	156,318	151,999	149,976
Depreciation and amortization	67,178	73,051	73,667
Total costs and expenses	1,595,713	1,550,699	1,466,142
Other operating income	284	250	312
Income from operations	304,763	287,632	258,529
Other income and expense:
Equity in losses of unconsolidated subsidiaries	(3,676)	(526)	(1,577)
Interest expense on related party debt	(21,980)	(44,253)	(30,792)
Interest expense	(47,714)	(221)	(849)
Other expense	—	(2)	(415)
Income before income taxes	231,393	242,630	224,896
Income tax expense	59,496	57,887	52,653
Net income	171,897	184,743	172,243
Less: net income attributable to non-controlling interests	5,354	4,796	5,516
Net income attributable to the Company	$166,543	$179,947	$166,727
Earnings per common share/unit (Note 14):
Basic and diluted	$1.46	$1.73	$1.60
____________________________________________
(1)        Includes the shared service fee from related party and the transaction services agreement fee of $15.2 million, $14.6 million, and $12.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. See Note 15—“Relationship with Select”, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

Concentra Group Holdings Parent, Inc.
Consolidated Statements of Changes in Equity
(in thousands)

	Total Stockholders’ Equity
	Total Members’ Units	Members’ Contributed Capital	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2021	445,467	$478,692	—	$—	$—	$345,037	$823,729	$6,422	$830,151
Net income attributable to the Company						166,727	166,727		166,727
Net income attributable to non-controlling interests							—	1,820	1,820
Contribution from Parent		6,823					6,823		6,823
Vesting of restricted interests and options	248	2,141					2,141		2,141
Yield on Class A additional capital		316					316		316
Repurchase of Class A additional capital		(23,904)					(23,904)		(23,904)
Exercise of stock options	553	3,340					3,340		3,340
Repurchase of member interests		(2,697)				(2,449)	(5,146)		(5,146)
Issuance of non-controlling interests		14					14	626	640
Distributions to and purchases of non-controlling interests							—	(2,842)	(2,842)
Redemption value adjustment on non-controlling interests						(723)	(723)		(723)
Balance at December 31, 2022	446,268	$464,725	—	$—	$—	$508,592	$973,317	$6,026	$979,343
Net income attributable to the Company						179,947	179,947		179,947
Net income attributable to non-controlling interests							—	1,109	1,109
Contribution from Parent		4,515					4,515		4,515
Vesting of restricted interests and options	248	178					178		178
Exercise of stock options	565	3,340					3,340		3,340
Repurchase of member interests		(2,650)				(2,672)	(5,322)		(5,322)
Distributions to and purchases of non-controlling interests		195					195	(1,769)	(1,574)
Redemption value adjustment on non-controlling interests						(574)	(574)		(574)
Balance at December 31, 2023	447,081	$470,303	—	$—	$—	$685,293	$1,155,596	$5,366	$1,160,962
Net income attributable to the Company						166,543	166,543		166,543
Net income attributable to non-controlling interests							—	1,015	1,015
Contribution from (distribution to) Select		(6,891)			9,170		2,279		2,279
Cash dividends declared for common stockholders ($0.0625 per share)						(7,959)	(7,959)		(7,959)
Issuance of restricted stock			1,478	15	(15)		—		—
Stock compensation expense					869		869		869
Repurchase of common shares			(696)	(7)	(15,396)		(15,403)		(15,403)
Distributions to and purchases of non-controlling interests							—	(1,341)	(1,341)
Redemption value adjustment on non-controlling interests						(1,769)	(1,769)		(1,769)
Conversion of LLC to Corporation and impact of reverse stock split	(447,081)	(463,412)	104,094	1,041	462,371		—		—
Initial Public Offering			23,250	232	510,966		511,198		511,198
Dividend to Select					(707,128)	(828,555)	(1,535,683)		(1,535,683)
Balance at December 31, 2024	—	$—	128,126	$1,281	$260,837	$13,553	$275,671	$5,040	$280,711

The accompanying notes are an integral part of these consolidated financial statements.

Concentra Group Holdings Parent, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$171,897	$184,743	$172,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,178	73,051	73,667
Equity in losses of unconsolidated subsidiaries	3,676	526	1,577
Loss (gain) on sale of assets, businesses, and resolution of contingencies	40	4	(1,158)
Stock compensation expense	2,327	651	2,141
Amortization of debt discount and issuance costs	1,708	—	—
Deferred income taxes	(2,396)	(6,286)	(8,639)
Other	72	327	589
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(1,598)	(10,262)	(5,931)
Other current assets	4,206	(20,743)	(2,875)
Other assets	2,973	2,738	8,921
Accounts payable and accrued liabilities	24,594	9,567	33,802
Net cash provided by operating activities	274,677	234,316	274,337
Investing activities
Business combinations, net of cash acquired	(6,965)	(6,004)	(9,702)
Acquired customer relationships	—	(4,382)	—
Purchases of property and equipment	(64,327)	(64,958)	(45,983)
Investment in businesses	—	—	(2,103)
Proceeds from sale of assets	27	36	38
Net cash used in investing activities	(71,265)	(75,308)	(57,750)
Financing activities
Payments on related party term loan	—	—	(31,552)
Borrowings from related party revolving promissory note	10,000	—	—
Payments on related party revolving promissory note	(480,000)	(160,000)	(150,000)
Proceeds from term loans, net of issuance costs	836,697	—	—
Payments on term loans	(2,125)	—	—
Proceeds from 6.875% senior notes, net of issuance costs	637,337	—	—
Borrowings of other debt	8,222	5,471	4,265
Principal payments on other debt	(10,181)	(7,165)	(7,395)
Exercise of stock options	—	3,340	3,340
Repurchases of common shares	—	(5,322)	(5,146)
Repurchase of Class A additional capital	—	—	(23,904)
Dividends paid to common stockholders	(7,959)	—	—
Repurchase of common stock	(15,403)	—	—
Distributions to and purchases of non-controlling interests	(5,913)	(6,130)	(6,289)
Proceeds from Initial Public Offering	511,198	—	—
Dividend to Select	(1,535,683)	—	—
Contributions from (distributions to) Select	2,279	4,515	6,823
Net cash used in financing activities	(51,531)	(165,291)	(209,858)
Net increase (decrease) in cash	151,881	(6,283)	6,729
Cash at beginning of period	31,374	37,657	30,928
Cash at end of period	$183,255	$31,374	$37,657
Supplemental information
Cash paid for interest	$49,650	$44,348	$31,116
Cash paid for taxes	$55,763	$60,607	$42,169
Non-cash investing and financing activities:
Liabilities for purchases of property and equipment	$5,241	$5,136	$7,739

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies
Organization
Concentra Group Holdings Parent, LLC (“Concentra Group Holdings Parent” or “Concentra”) was formed in October 2017 and converted to a Delaware corporation, Concentra Group Holdings Parent, Inc., on March 4, 2024. At the time of formation, Concentra Group Holdings Parent elected to be taxed as a corporation. The Company conducts substantially all of its business through Concentra Health Services, Inc. (“CHSI”) and its subsidiaries. As the context may require, the “Company,” “we,” “our” or similar words in this report refer collectively to Concentra and its subsidiaries.
The Company is the largest provider of occupational health services based on number of facilities. As of December 31, 2024, the Company operated 552 occupational health centers and 157 onsite clinics at employer worksites in 42 states. The Company provides a diverse and comprehensive array of occupational health services, including workers’ compensation and employers services, and consumer health services.
On January 3, 2024, Select Medical Corporation (“Select”) announced its intention to separate the Company into a new, publicly traded company through a spin-off distribution in 2024. On February 27, 2024, Select received a private letter ruling from the U.S. Internal Revenue Service to the effect that the distribution of the Company’s common stock to Select and its stockholders will be tax-free for U.S. federal income tax purposes. On March 4, 2024, the member interests of the Company converted to common shares on a one-for-one basis. On June 24, 2024, the Company’s Board of Directors approved a reverse stock split at a ratio of one share of common stock for every 4.295 shares of common stock, which was effectuated on June 25, 2024. In accordance with ASC 260, Earnings Per Share, the recapitalization of the Company into a stock corporation and the reverse stock split have been retrospectively reflected in the Company’s earnings per unit calculation for all periods presented, see Note 14—“Earning per Share”.
On July 26, 2024, the Company completed an initial public offering (“IPO”) of 22,500,000 shares of its common stock, par value $0.01 per share, at an initial public offering price of $23.50 per share for net proceeds of $499.7 million after deducting underwriting discounts and commission of $29.1 million. In addition, the underwriters exercised the option to purchase an additional 750,000 shares of the Company’s common stock for net proceeds of $16.7 million after deducting underwriting discounts and commission of $1.0 million. See Note 9—“Long-Term Debt” for information on the related debt transactions. The net proceeds of the IPO and the debt financing transactions, except for $34.7 million, were paid to Select through the issuance of a dividend, the repayment in full of the $420.0 million revolving promissory note outstanding, and the repayment in full of a new promissory note issued.
The Company operated as an operating segment of Select up and until Select completed the previously announced spin-off of the Company on November 25, 2024. Select made a special stock distribution of 104,093,503 shares of the Company’s common stock to Select’s stockholders (the “Distribution”). Prior to the Distribution, Select owned approximately 81.7% of the outstanding shares of the Company’s common stock. Following the completion of the Distribution, Select no longer owns any shares of Concentra’s common stock.
Basis of Presentation and Consolidation
The Company operated as part of Select until the Distribution on November 25, 2024. The Company’s consolidated financial statements prior to the Distribution have been prepared from Select’s historical accounting records and derived from the consolidated financial statements of Select to present the Company as if it had been operating on a standalone basis.
Indirect costs are the costs of support functions that are partially provided on a centralized basis by Select and its affiliates, which include finance, human resources, benefits administration, procurement support, information technology, legal, corporate governance and other professional services. Indirect costs were allocated to the Company, prior to the IPO, for the purposes of preparing the consolidated financial statements based on a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method, primarily based on headcount or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented, depending on the nature of the services received. Subsequent to the IPO, the support

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Organization and Significant Accounting Policies (Continued)
services provided by Select have been billed to the Company pursuant to a transitional services agreement, as further described in Note 15—“Relationship with Select”.
The income tax amounts in these consolidated financial statements prior to the Distribution have been calculated based on a separate return methodology and were presented as if our income gave rise to separate federal and state consolidated income tax return filing obligations in the respective jurisdictions in which we operate. Adjustments to income tax expense resulting from the application of the separate return methodology, as compared to tax obligations determined by the Company’s inclusion in the Select’s consolidated income tax provision, were assumed to be immediately settled with Select through contributed capital/capital in excess of par as reflected on the consolidated balance sheets, and reflected as a (distribution)/contribution to Select on the consolidated statements of changes in stockholders'/members' equity and the consolidated statements of cash flows within financing activities.
The consolidated financial statements include the accounts of the Company and the subsidiaries and variable interest entities in which the Company has a controlling financial interest. All intercompany balances and transactions within the Company are eliminated in consolidation. Transactions between the Company and Select have been included in these consolidated financial statements. The transactions with Select are settled in cash, other than the assumed income tax settlement noted above, and are reflected within the consolidated statement of cash flows as an operating or financing activity determined by the nature of the transaction.
Reclassification of Prior Period Presentation
Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications had no impact on the consolidated financial statements.
Recently Adopted Accounting Guidance
Segment Reporting
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve disclosure of segment information so that investors can better understand an entity’s overall performance. The ASU requires entities to quantitatively disclose significant segment expenses that are regularly provided to the chief operating decision maker for each reportable segment, as well as the amount of other segment items for each reportable segment and a description of what the other segment items are comprised. Disclosure of multiple measures of profit or loss will be permitted by the ASU. The Company adopted ASU 2023-07 as of December 31, 2024. The additional disclosures made as a result of the adoption are reflected in Note 18—“Segment Information”.
Recent Accounting Guidance Not Yet Adopted
Income Taxes
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency and decision usefulness of income tax disclosures. The ASU includes enhanced requirements on the rate reconciliation, including specific categories that must be disclosed, and provides a threshold over which reconciling items must be disclosed. The amendments in the update also require annual disclosure of income taxes paid, disaggregated by federal, state, and foreign taxes, as well as any individual jurisdictions in which income taxes paid is greater than 5% of total income taxes paid.
The ASU is effective for annual periods beginning after December 15, 2024. The ASU can be applied either prospectively or retrospectively. The Company is currently reviewing the impact that ASU 2023-09 will have on the disclosures in our consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Organization and Significant Accounting Policies (Continued)
Expense Disaggregation
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The ASU requires entities to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendment also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses.
The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027; however early adoption is permitted. The ASU can be applied either prospectively or retrospectively. The Company is currently reviewing the impact that ASU 2024-03 will have on the disclosures in our consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Estimates and assumptions are used for, but not limited to: revenue recognition, allowances for expected credit losses, estimated useful lives of assets, the fair value of goodwill and intangible assets, amounts payable for self-insured losses, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. The Company’s management evaluates and updates assumptions and estimates on an ongoing basis. Actual results could differ from those estimates.
Reportable Segments
The Company has identified three operating segments: Occupational Health Centers (“Centers”), Onsite Health Clinics (“Onsites”), and other Businesses. The three operating segments have been aggregated into one reportable segment based on the similar services provided, service delivery process involved, target customers, and similar economic characteristics of the three operating segments. The Centers operating segment contributes approximately 95% of consolidated net revenue.
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Organization and Significant Accounting Policies (Continued)
Non-Controlling Interests
The ownership interests held by outside parties in subsidiaries controlled by the Company are classified as non-controlling interests. Net income or loss is attributed to the Company’s non-controlling interests. Some of the Company’s non-controlling ownership interests consist of outside parties that have certain redemption rights that, if exercised, require the Company to purchase the parties’ ownership interests. These interests are classified and reported as redeemable non-controlling interests and have been adjusted to their approximate redemption values, after the attribution of net income or loss.
Earnings per Share
The Company’s capital structure, prior to its conversion to a Delaware corporation on March 4, 2024, included Class A, B and C ownership interests (“units”), unvested restricted ownership interests (“restricted interests”) and outstanding options to purchase units (“options”). Subsequent to the conversion, the Company’s capital structure consists of common stock and restricted stock awards.
To compute earnings per share (“EPS”), the Company applies the two-class method because the Company’s restricted interests, options and restricted stock awards are participating securities which are entitled to participate equally with the Company’s common stock in undistributed earnings. Application of the Company’s two-class method is as follows:
(i)Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock, if any.
(ii)The remaining undistributed net income of the Company is then equally allocated to its common stock and unvested restricted stock awards, as if all of the earnings for the period had been distributed. The total net income allocated to each security is determined by adding both distributed and undistributed net income for the period.
(iii)The net income allocated to each security is then divided by the weighted average number of outstanding shares for the period to determine the EPS for each security considered in the two-class method.
Accounts Receivable
Substantially all of the Company’s accounts receivable is related to providing healthcare services to patients. These services are paid for primarily by workers’ compensation programs, employer programs, third-party administrators, commercial insurance companies and federal and state governmental authorities. The Company’s general policy is to verify insurance coverage prior or to receive an authorization from the patient’s employer prior to the patient’s visit.
The Company performs periodic assessments to determine if an allowance for expected credit losses is necessary. The Company considers its incurred loss experience and adjusts for known and expected events and other circumstances. In estimating its expected credit losses, the Company may consider changes in the length of time its receivables have been outstanding, changes in credit ratings for its payors, requests from payors to alter payment terms due to financial difficulty, and notices of employer or payor bankruptcies. Because the Company’s accounts receivable is typically paid for by creditworthy payors and employers, as well as highly-regulated commercial insurers, on behalf of the patient, the Company’s credit losses have been infrequent and insignificant in nature. Amounts recognized for allowances for expected credit losses are immaterial to the consolidated financial statements.
Financial Instruments
The Company’s financial instruments consist primarily of cash, accounts receivable, accounts payable, and indebtedness. Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash balances and accounts receivable. The Company’s cash is held with large financial institutions. The Company grants unsecured credit to its customers and the healthcare services the Company provides are primarily paid for by employer programs and third-party payors. Because of the diversity and geographic dispersion of these employers and third party payors, the Company does not believe it has any significant concentrations of credit risk.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Organization and Significant Accounting Policies (Continued)
Leases
The Company evaluates whether a contract is or contains a lease at the inception of the contract. Upon lease commencement, the date on which a lessor makes the underlying asset available to the Company for use, the Company classifies the lease as either an operating or finance lease. Most of the Company’s facility leases are classified as operating leases.
A right-of-use asset represents the Company’s right to use an underlying asset for the lease term while the lease liability represents an obligation to make lease payments arising from a lease. Right-of-use assets and lease liabilities are measured at the present value of the remaining fixed lease payments at lease commencement. As most of the Company’s leases do not specify an implicit rate, the Company uses its incremental borrowing rate, which coincides with the lease term at the commencement of a lease, in determining the present value of its remaining lease payments. The Company’s leases may also specify extension or termination clauses; these options are factored into the measurement of the lease liability when it is reasonably certain that the Company will exercise the option. Right-of-use assets also include any prepaid lease payments and initial direct costs, less any lease incentive received, at the lease commencement date.
The Company has elected to account for lease and non-lease components, such as common area maintenance, as a single lease component for its facility leases. As a result, the fixed payments that would otherwise be allocated to the non-lease components are accounted for as lease payments and are included in the measurement of the Company’s right-of-use asset and lease liability.
For the Company’s operating leases, lease expense, a component of cost of services and general and administrative expense in the consolidated statements of operations, is recognized on a straight-line basis over the lease term. For the Company’s finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization expense related to the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. The Company also makes variable lease payments which are expensed as incurred. These payments relate to changes in indexes or rates after the lease commencement date, as well as property taxes, insurance, and common area maintenance which were not fixed at lease commencement. This expense is a component of cost of services in the consolidated statements of operations.
Property and Equipment
Property and equipment are stated at cost, net of accumulated depreciation. Maintenance and repairs of property and equipment are expensed as incurred. Improvements that increase the estimated useful life of an asset are capitalized. Direct internal and external costs of developing software for internal use, including programming and enhancements, are capitalized and depreciated over the estimated useful lives once the software is placed in service. Capitalized software costs are included within furniture and equipment. Software training costs, maintenance, and repairs are expensed as incurred. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets or the term of the lease, as appropriate. The general range of useful lives is as follows:

Land improvements	5 – 15 years
Leasehold improvements	Lesser of lease term or 1 – 15 years
Buildings	40 years
Building improvements	5 – 40 years
Furniture and equipment	1 – 20 years
The Company’s long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets or asset groups may not be recoverable. If the expected undiscounted future cash flows are less than the carrying amount of such assets or asset groups, the Company recognizes an impairment loss to the extent the carrying amount exceeds its estimated fair value.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Organization and Significant Accounting Policies (Continued)
Intangible Assets
Goodwill and indefinite-lived identifiable intangible assets
Goodwill and other indefinite-lived intangible assets are recognized primarily as the result of business combinations. Goodwill is assigned to reporting units based upon the specific nature of the businesses acquired or, when a business combination contains business components related to more than one reporting unit, goodwill is assigned to each reporting unit based upon an allocation determined by the relative fair values of the business acquired. When the Company disposes of a business, the Company allocates a portion of the reporting unit’s goodwill to that business based on the relative fair values of the portion of the reporting unit being disposed of and the portion of the reporting unit remaining. If the Company’s reporting units are reorganized, the Company reassigns goodwill based on the relative fair values of the new reporting units.
Goodwill and other indefinite-lived intangible assets are not amortized, but instead are subject to periodic impairment evaluations. The Company has elected to perform its annual impairment tests as of October 1. The Company also tests for impairment when events or conditions indicate that goodwill may be impaired. Events or conditions which might suggest impairment could include a significant change in the business environment, the regulatory environment, or legal factors; a current period operating or cash flow loss combined with a history of such losses or a projection of continuing losses; or a sale or disposition of a significant portion of a reporting unit.
The Company may assess qualitatively whether goodwill is more likely than not impaired or perform a quantitative impairment test. When performing a qualitative assessment, the Company considers relevant events or changes in circumstances that affect the fair value or carrying amount of a reporting unit. If goodwill is more likely than not impaired, the Company must then complete a quantitative analysis. When performing a quantitative impairment test, the Company considers both the income and market approach in estimating the fair values of its reporting units. If the carrying value of a reporting unit exceeds its fair value, an impairment charge is recognized equal to the difference between the carrying amount of the reporting unit and its fair value, not to exceed the carrying value of goodwill of the reporting unit.
At December 31, 2024, the Company’s other indefinite-lived intangible assets consist of the Company’s trademark. To determine the fair values of the trademark, the Company uses a relief from royalty income approach.
The Company completed impairment assessments as of October 1, 2024, October 1, 2023 and October 1, 2022, noting no impairment.
Finite-lived identifiable intangible assets
Finite-lived intangible assets are amortized based on the pattern in which the economic benefits are consumed or otherwise depleted. If such a pattern cannot be reliably determined, finite-lived intangible assets are amortized on a straight-line basis over their estimated lives. Management believes that the below estimated useful lives are reasonable based on the economic factors applicable to each class of finite-lived intangible asset. The general range of useful lives is as follows:

Customer relationships	5 – 15 years
Non-compete agreements	1 – 15 years
The Company’s finite-lived intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of those assets or asset groups may not be recoverable. If the expected undiscounted future cash flows are less than the carrying amount of such assets or asset groups, the Company recognizes an impairment loss to the extent the carrying amount exceeds its estimated fair value.
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements. Deferred tax assets and liabilities are determined on the basis of the differences between the book and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company also recognizes the future tax benefits from net operating loss carryforwards

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Organization and Significant Accounting Policies (Continued)
as deferred tax assets. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.
The Company evaluates the realizability of deferred tax assets and reduces those assets using a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Among the factors used to assess the likelihood of realization are projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits.
Reserves for uncertain tax positions are established for exposure items related to various federal and state tax matters. Income tax reserves are recorded when an exposure is identified and when, in the opinion of management, it is more likely than not that a tax position will not be sustained and the amount of the liability can be estimated.
Insurance Risk Programs
The Company purchases primary and excess professional malpractice and general liability insurance coverage, subject to separate policy aggregate limits. The insurance for the professional malpractice coverage is written on a “claims-made” basis, and the general liability coverage is maintained on an “occurrence” basis. These coverages apply after a deductible or self-insured retention limit is exceeded. The Company accrues for losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods. These programs are monitored quarterly and estimates are revised as necessary to take into account additional information.
The Company also purchases additional types of liability insurance directly through the commercial insurance market, covering claims which, due to their nature or amount, are not covered by or not fully covered by the applicable professional malpractice and general liability insurance policies. The additional types of liability insurance include workers compensation, property and casualty, directors and officers, and employment practices liability insurance coverages.
The Company also participated in Select’s employee health and cyber liability insurance programs prior to the Distribution. Costs related to these insurance programs were charged to the Company by Select using various methodologies that reasonably approximate the Company’s portion of the program cost. These costs were allocated based on the approximate market price at which the Company could purchase insurance policies that are separate from Select. Subsequent to the Distribution, the Company purchased cyber liability insurance directly through the commercial insurance market.
The various insurance policies for the Company do not generally cover punitive damages and are subject to various deductibles and policy limits.
Revenue Recognition
Revenue for the Company’s occupational health center and onsite health clinic operations consist primarily of revenue generated from providing (i) workers’ compensation injury and illness care and related services, (ii) healthcare services related to employer needs or statutory requirements, and (iii) consumer health services. In the Company’s occupational health centers, the Company generally recognizes revenue as healthcare services are provided and the Company’s performance obligation is generally satisfied upon completion of the patient’s visit. For the Company’s onsite health clinic operations, the performance obligation is satisfied over the period of time in which the Company is engaged to provide services and revenue is recognized in amounts which are commensurate with the level of resources the Company has provided at the onsite location. The healthcare services provided by the Company’s occupational health centers and onsite health clinics are primarily paid for by employer programs and third-party payors, including workers’ compensation programs, and commercial insurance companies, on the patient’s behalf.
Revenue is recognized at an amount equal to the consideration the Company expects to be entitled to in exchange for providing its healthcare services. The Company recognizes revenue based on known payment terms or usual and customary amounts associated with the specific payor or based on the service provided. Provider reimbursement methods for workers’ compensation injury care and related services vary on a state- by-state basis. Most states have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and generally prescribe the

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

1.    Organization and Significant Accounting Policies (Continued)
maximum amounts that may be reimbursed for services rendered. In the states without fee schedules, healthcare providers are reimbursed based on usual, customary, and reasonable fees charged in the particular state in which the services are rendered. Healthcare services related to employer needs or statutory requirements are reimbursed at either current market rates or other agreed upon pricing with the employer. Provider reimbursement for consumer health services is dependent on fee schedules derived from individually negotiated contracts with group health payors on a national, regional or local basis. Typically, national contracts include all states, whereas regional or local contracts are state-specific. The fee schedule is either a set fee for each service or a percentage of billed charges. The Company monitors historical reimbursement rates and compares them against the associated gross charges for the service provided. The percentage of historical reimbursed claims to gross charges is utilized to determine the amount of revenue to be recognized for services rendered.
Revenue earned from providing healthcare services is variable in nature, as the Company is required to make judgements which impact the transaction price. Variable consideration included in the transaction price is inclusive of the Company’s estimates of implicit discounts and other adjustments which are estimated using the Company’s historical experience. Management includes in its estimates of the transaction price its expectations for these types of adjustments such that the amount of cumulative revenue recognized will not be subject to significant reversal in future periods. Historically, adjustments arising from a change in the transaction price have not been significant.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.    Redeemable Non-Controlling Interests
The Company’s redeemable non-controlling interests are comprised of membership interests held by equity holders other than the Company in five less than wholly owned subsidiaries. These shares are subject to redemption rights. The changes in redeemable non-controlling interests are as follows:

	For the Year Ended December 31,
	2024	2023	2022
		(in thousands)
Balance as of January 1	$16,477	$16,772	$15,800
Net income attributable to redeemable non-controlling interests	4,339	3,687	3,696
Distributions to and purchases of redeemable non-controlling interests	(4,572)	(4,556)	(3,447)
Redemption value adjustment on redeemable non-controlling interests	1,769	574	723
Balance as of December 31	$18,013	$16,477	$16,772
3.    Variable Interest Entities
As of December 31, 2024 and 2023, the total assets of the Company’s variable interest entities were $213.9 million and $212.3 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2024 and 2023, the total liabilities of the Company’s variable interest entities were $57.5 million and $56.4 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $157.0 million and $156.2 million as of December 31, 2024 and 2023, respectively; these intercompany balances are eliminated in consolidation.
4.    Acquisitions
During the year ended December 31, 2024, the Company made acquisitions of three centers. The consideration given for these acquired businesses consisted principally of cash consideration of $7.0 million. The Company allocated the purchase price of these acquired businesses to assets acquired, principally property and equipment, operating lease right-of-use assets, customer relationships, and liabilities assumed based on their estimated fair values. The Company recognized goodwill of $5.0 million in the occupational health centers reporting unit.
During the year ended December 31, 2023, the Company made acquisitions of four centers. The consideration given for these acquired businesses consisted principally of cash consideration of $6.0 million. The Company allocated the purchase price of these acquired businesses to assets acquired, principally property and equipment, operating lease right-of-use assets, customer relationships, and liabilities assumed based on their estimated fair values. The Company recognized goodwill of $3.9 million in the occupational health centers reporting unit.
During the year ended December 31, 2022, the Company made acquisitions of four centers. The consideration given for these acquired businesses consisted principally of cash consideration of $9.7 million. The Company allocated the purchase price of these acquired businesses to assets acquired, principally property and equipment, operating lease right-of-use assets, customer relationships, and liabilities assumed based on their estimated fair values. The Company recognized goodwill of $4.7 million in the occupational health centers reporting unit.
The acquisitions made by the Company during the years ended December 31, 2024, 2023, and 2022 are not material to the consolidated financial statements in the year they were acquired or prior years presented and; therefore, disclosure of the pro forma financial data has not been provided.

SELECT MEDICAL HOLDINGS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5.    Leases
The Company has operating and finance leases for its facilities. The Company’s occupational health centers generally have lease terms of 5 to 10 years with two, five year renewal options.
The Company’s total lease cost is as follows:

	For the Year Ended December 31,
	2024	2023	2022
		(in thousands)
Operating lease cost	$101,665	$97,640	$91,632
Finance lease cost:
Amortization of right-of-use assets	499	1,000	916
Interest on lease liabilities	262	392	426
Variable lease cost	20,638	19,834	18,376
Total lease cost	$123,064	$118,866	$111,350
Supplemental cash flow information related to leases is as follows:

	For the Year Ended December 31,
	2024	2023	2022
		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$100,340	$96,854	$93,361
Operating cash flows for finance leases	$308	$358	$393
Financing cash flows for finance leases	$619	$917	$827
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$114,785	$98,584	$106,229
Finance leases	$101	$—	$494

Supplemental balance sheet information related to the Company’s leases is as follows:

	December 31,
	2024	2023
Operating Leases	(in thousands)
Operating lease right-of-use assets	$435,595	$397,852

Current operating lease liabilities	$75,442	$72,946
Non-current operating lease liabilities	396,914	357,310
Total operating lease liabilities	$472,356	$430,256

	December 31,
	2024	2023
Finance Leases	(in thousands)
Property and equipment, net	$1,730	$2,112

Current portion of long-term debt and notes payable	$427	$620
Long-term debt, net of current portion	2,967	3,291
Total finance lease liabilities	$3,394	$3,911

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.    Leases (Continued)

The weighted average remaining lease terms and discount rates are as follows:

	December 31,
	2024	2023
Weighted average remaining lease term (in years):
Operating leases	7.0	6.6
Finance leases	7.5	7.9
Weighted average discount rate:
Operating leases	6.5%	6.1%
Finance leases	8.9%	8.6%
As of December 31, 2024, maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
	(in thousands)
2025	$103,297	$705
2026	95,751	621
2027	84,008	633
2028	72,120	646
2029	63,389	629
Thereafter	178,792	1,482
Total undiscounted cash flows	597,357	4,716
Less: Imputed interest	125,001	1,322
Total discounted lease liabilities	$472,356	$3,394

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.    Property and Equipment
The Company’s property and equipment consists of the following:

	December 31,
	2024	2023
	(in thousands)
Land	$4,107	$4,107
Leasehold improvements	327,535	286,145
Buildings	13,243	12,925
Furniture and equipment	242,793	230,040
Construction-in-progress	16,118	17,228
Total property and equipment	603,796	550,445
Accumulated depreciation	(405,866)	(372,075)
Property and equipment, net	$197,930	$178,370
Depreciation expense was $45.0 million, $43.0 million, and $44.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
7.    Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill by reporting unit for the years ended December 31, 2024 and 2023:

	Centers	Onsites	Other Businesses	Total
	(in thousands)
Balance as of January 1, 2023	$1,137,997	$50,940	$36,934	$1,225,871
Acquisition of businesses	3,874	—	—	3,874
Balance as of December 31, 2023	1,141,871	50,940	36,934	1,229,745
Acquisition of businesses	4,962	—	—	4,962
Balance as of December 31, 2024	$1,146,833	$50,940	$36,934	$1,234,707
Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$104,900	$—	$104,900	$104,900	$—	$104,900
Finite-lived intangible assets:
Trademarks	5,000	(5,000)	—	5,000	(5,000)	—
Customer relationships	320,161	(222,522)	97,639	317,571	(200,312)	117,259
Non-compete agreements	7,749	(5,563)	2,186	7,084	(4,474)	2,610
Total identifiable intangible assets	$437,810	$(233,085)	$204,725	$434,555	$(209,786)	$224,769

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Intangible Assets (Continued)

The Company’s trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. The Company’s finite-lived and indefinite-lived trademarks will be renewed in 2028 and 2029, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $22.2 million, $30.0 million, and $29.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Estimated amortization expense of the Company’s finite-lived intangible assets for each of the five succeeding years is as follows:

	2025	2026	2027	2028	2029
			(in thousands)
Amortization expense	$15,525	$14,309	$13,247	$12,009	$11,127
8.    Insurance Risk Programs
Under a number of the Company’s insurance programs, which include the Company’s workers’ compensation, and professional malpractice liability insurance programs, the Company is liable for a portion of its losses before it can attempt to recover from the applicable insurance carrier. The Company accrues for losses under an occurrence-based approach whereby the Company estimates the losses that will be incurred in a respective accounting period and accrues that estimated liability using actuarial methods.
The Company recorded a liability of $43.9 million and $51.9 million related to these programs at December 31, 2024 and 2023, respectively, of which $19.9 million and $28.5 million were current and included within accrued other on the consolidated balance sheets. The non-current portions of the liability were included in other non-current liabilities on the consolidated balance sheets. At December 31, 2024 and 2023, provisions for losses for professional liability risks retained by the Company have been discounted at 3%. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $45.5 million and $53.3 million at December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, the Company recorded insurance proceeds receivable of $2.1 million and $8.6 million, respectively, for liabilities which exceeded its deductibles and self-insured retention limits and are recoverable through its insurance policies.
9.    Long-Term Debt
As of December 31, 2024, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value
	(in thousands)
6.875% senior notes	$650,000	$—	$(11,925)	$638,075
Credit facilities:
Term loan	847,875	(995)	(11,468)	835,412
Other debt (1)	5,523	—	—	5,523
Total debt	$1,503,398	$(995)	$(23,393)	$1,479,010
____________________________________________
(1)    Other debt is primarily comprised of insurance financing arrangements, promissory notes executed in connection with business combinations, and finance leases.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Long-Term Debt (Continued)

Principal maturities of the Company’s long-term debt and notes payable are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
				(in thousands)
6.875% senior notes	$—	$—	$—	$—	$—	$650,000	$650,000
Credit facilities:
Term loan	8,500	8,500	8,500	8,500	8,500	805,375	847,875
Other debt, including finance leases	1,593	697	744	795	502	1,192	5,523
Total debt	$10,093	$9,197	$9,244	$9,295	$9,002	$1,456,567	$1,503,398
As of December 31, 2023, the Company’s long-term debt and notes payable are as follows:

December 31, 2023
(in thousands)
Long-term revolving promissory note with related party	$470,000
Other debt (1)	4,746
Total debt	$474,746
____________________________________________
(1)    Other debt is primarily comprised of insurance financing arrangements, promissory notes executed in connection with business combinations, and finance leases.
Credit Facilities
On July 26, 2024, Concentra Health Services, Inc. (“CHSI”), a wholly-owned subsidiary of Concentra, entered into a senior secured credit agreement (the “Credit Agreement”) that provides for an $850.0 million term loan (the “Term Loan”), and a $400.0 million revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”).
Borrowings under the Credit Facilities are guaranteed by the Company and substantially all of the Company’s current domestic subsidiaries and will be guaranteed by CHSI’s future domestic subsidiaries and collateralized by substantially all of the Company’s existing and future property and assets and by a pledge of the Company’s capital stock, the capital stock of CHSI’s domestic subsidiaries and up to 65% of the capital stock of CHSI’s foreign subsidiaries held directly by CHSI or a domestic subsidiary.
Borrowings under the Credit Agreement bear interest at a rate equal to: (i) in the case of the Term Loan, Term SOFR plus a percentage ranging from 2.00% to 2.25%, or Alternate Base Rate plus a percentage ranging from 1.00% to 1.25%, in each case based on CHSI’s leverage ratio; and (ii) in the case of the Revolving Credit Facility, Term SOFR plus a percentage ranging from 2.25% to 2.75%, or Alternate Base Rate plus a percentage ranging from 1.25% to 1.75%, in each case on CHSI’s leverage ratio, as defined in the Credit Agreement. As of December 31, 2024, the Term Loan borrowings had an interest rate of 6.61%. The Company did not have any outstanding borrowings under its Revolving Credit Facility. At December 31, 2024, the Company had $386.4 million of availability under its Revolving Credit Facility after giving effect to $13.6 million of outstanding letters of credit.
The Term Loan amortizes in equal quarterly installments in amounts equal to 0.25% of the aggregate original principal amount of the Term Loan commencing on December 31, 2024. The balance of the Term Loan will be payable on July 26, 2031. Similarly, the Revolving Credit Facility will be payable on July 26, 2029.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.    Long-Term Debt (Continued)

The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.50 to 1.00. As of December 31, 2024, the Company’s leverage ratio was 3.46 to 1.00. Failure to comply with this covenant would result in an event of default under the Revolving Credit Facility and, absent a waiver or an amendment from the revolving lenders, preclude CHSI from making further borrowings under the Revolving Credit Facility and permit the revolving lenders to accelerate all outstanding borrowings under the Revolving Credit Facility. Upon termination of the commitments for the Revolving Credit Facility and acceleration of all outstanding borrowings thereunder, failure to comply with the covenant also would constitute an event of default with respect to the Term Loan.
The Credit Facilities also contain a number of other affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Credit Facilities contain events of default for non-payment of principal and interest when due, cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control. As of December 31, 2024, the Company was in compliance with all debt covenants.
Prepayment of borrowings
CHSI will be required to prepay borrowings under the Credit Facilities with (i) 100% of the net cash proceeds received from non-ordinary course asset sales or other dispositions, or as a result of a casualty or condemnation, subject to reinvestment provisions and other customary carveouts and, to the extent required, the payment of certain indebtedness secured by liens subject to a first lien intercreditor agreement if CHSI’s total net leverage ratio is greater than 4.50 to 1.00 and 50% of such net cash proceeds if our total net leverage ratio is less than or equal to 4.50 to 1.00 and greater than 4.00 to 1.00, (ii) 100% of the net cash proceeds received from the issuance of debt obligations other than certain permitted debt obligations, and (iii) 50% of excess cash flow (as defined in the Credit Agreement) if CHSI’s leverage ratio is greater than 4.50 to 1.00 and 25% of excess cash flow if CHSI’s leverage ratio is less than or equal to 4.50 to 1.00 and greater than 4.00 to 1.00, in each case, reduced by the aggregate amount of term loans, revolving loans and certain other debt optionally prepaid (and, in the case of revolving loans, accompanied by a reduction in the related commitment) during the applicable fiscal year. CHSI will not be required to prepay borrowings with excess cash flow or the net cash proceeds of asset sales if CHSI’s leverage ratio is less than or equal to 4.00 to 1.00.
6.875% Senior Notes
On July 11, 2024, the Company completed a private offering by its wholly-owned subsidiary, Concentra Escrow Issuer Corporation (the “Escrow Issuer”), of $650.0 million aggregate principal amount of 6.875% senior notes due July 15, 2032 (the “Senior Notes”). On July 26, 2024, Escrow Issuer merged with and into CHSI, with CHSI continuing as the surviving entity, and CHSI assumed all of the Escrow Issuer’s obligations under the Senior Notes. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and certain of its wholly-owned subsidiaries. Interest on the Senior Notes accrues at a rate of 6.875% per annum and is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2025.
Long-term revolving promissory note with related party
A portion of the net proceeds of the IPO, further discussed in Note 1—“Organization”, was used to repay the long-term revolving promissory note with Select.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
10.    Accrued and other liabilities
The following table sets forth the components of accrued and other liabilities on the consolidated balance sheets:

	December 31,
	2024	2023
	(in thousands)
Accrued payroll	$75,657	$62,824
Accrued vacation	43,647	41,488
Accrued interest	21,849	423
Accrued other	58,396	74,686
Income taxes payable	2,350	399
Accrued and other liabilities	$201,899	$179,820
11.    Fair Value of Financial Instruments
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
The Company does not measure its indebtedness at fair value in its consolidated balance sheets. The fair value of the Credit Facilities is based on quoted market prices for this debt in the syndicated loan market. The fair value of the Senior Notes is based on quoted market prices. The carrying value of the Company’s other debt, as disclosed in Note 9—“Long-Term Debt”, approximates fair value. There are no quoted market prices for the Company’s related party debt, and it is not practicable to estimate its fair value.

		December 31, 2024		December 31, 2023
Financial Instrument	Level	Carrying Value	Fair Value	Carrying Value	Fair Value
		(in thousands)
6.875% senior notes	Level 2	$638,075	$660,972	$—	$—
Credit facilities:
Term loan	Level 2	$835,412	$853,174	$—	$—
The Company’s other financial instruments, which primarily consist of cash, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Revenue
The following table disaggregates the Company’s revenue:

	For the Year Ended December 31,
	2024	2023	2022
		(in thousands)
Occupational health centers:
Workers’ compensation	$1,156,082	$1,102,313	$1,012,760
Employer services	596,052	594,223	562,526
Consumer health	31,519	31,194	27,523
Other occupational health center revenue	8,752	8,284	27,146
Total occupational health center revenue	1,792,405	1,736,014	1,629,955
Onsite health clinics	64,081	60,181	55,995
Other	43,706	41,886	38,409
Total revenue	$1,900,192	$1,838,081	$1,724,359
13.    Stock Compensation
In connection with the IPO, the Company established the 2024 Equity Incentive Plan. The 2024 Equity Incentive Plan provides for the issuance of various stock-based awards. Under the 2024 Equity Incentive Plan, the Company has issued restricted stock awards. The equity plan currently allows for the issuance of 5,925,000 awards, as adjusted for cancelled or forfeited awards through December 31, 2024. As of December 31, 2024 the Company has capacity to issue 4,446,532 stock-based awards under its 2024 Equity Incentive Plan. Prior to the IPO, the Company’s equity plans provided for the issuance of various stock-based awards. Under the 2015 equity incentive plan, the Company issued restricted Class B interests and options to purchase restricted Class B interests. Under the 2018 equity incentive plan, the Company issued restricted Class C interests and restricted Class C options to purchase restricted Class C interests (the Class B and C restricted interests are collectively referred to as “restricted interests” and the Class B and C options are collectively referred to as “options”).
The Company measures the compensation costs of stock-based compensation arrangements based on the grant-date fair value and recognizes the costs over the period during which employees are required to provide services. Restricted stock awards are valued using the closing market price of the Company’s common stock on the date of grant. The restricted stock awards generally vest over four years. Forfeitures are recognized as they occur. The restricted interests were valued based upon the fair value of the Company at the date of grant. The options were valued using the Black-Scholes option valuation method that uses assumptions that relate to the expected volatility, the expected dividend yield, the expected life of the options, and the risk free interest rate. The Company’s restricted interests and options generally vested over five years, and the options had a term not to exceed ten years.
2024 Equity Incentive Plan
Transactions and other information related to restricted stock awards issued under the 2024 Equity Incentive Plan are as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
	(share amounts in thousands)
Unvested balance, December 31, 2023	—	$—
Granted	1,478	23.09
Unvested balance, December 31, 2024	1,478	$23.09
During the year ended December 31, 2024, the Company recognized stock compensation expense of $0.9 million for its restricted stock awards.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Stock Compensation (Continued)

Future stock compensation expense based on current stock-based awards is estimated to be as follows:

	2025	2026	2027	2028	2029
			(in thousands)
Stock compensation expense	$8,896	$8,354	$8,354	$7,554	$108
Restricted Interests
Transactions and other information related to restricted interests are as follows:

	Class C Restricted Interests	Weighted Average Grant Date Fair Value
	(units in thousands)
Unvested balance, December 31, 2021	496	$2.66
Vested	(248)	2.66
Unvested balance, December 31, 2022	248	2.66
Vested	(248)	2.66
Unvested balance, December 31, 2023	—	$—
The Class B restricted interests were fully vested as of December 31, 2020.
The total fair value of Class C restricted interests vested was $0.7 million for the years ended December 31, 2023 and 2022.
During the years ended December 31, 2023 and 2022, the Company recognized stock compensation expense of $0.1 million, and $0.7 million for the Class C restricted interests, respectively.
Options
Transactions and other information related to options are as follows:

	Class C Restricted Options	Weighted Average Grant Date Fair Value
	(units in thousands)
Outstanding, December 31, 2021	2,512	$1.18
Exercised	(1,256)	1.18
Outstanding, December 31, 2022	1,256	1.18
Exercised	(1,256)	1.18
Outstanding, December 31, 2023	—	$—
The Class B restricted options were fully exercised as of December 31, 2021.
The Class C options exercised during the years ended December 31, 2023 and 2022 each had a weighted average exercise price of $2.66 and an intrinsic value of $6.3 million, and $5.9 million, respectively.
The Company did not grant any Class B or Class C options during the years ended December 31, 2024, 2023, and 2022.
For the years ended December 31, 2023, and 2022, the Company recognized stock compensation expense of $0.1 million and $1.5 million for the Class C options, respectively.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.    Stock Compensation (Continued)

The Company’s 2015 equity award plan provides for award holders to forfeit a portion of their vested option awards to satisfy income tax and exercise price obligations when exercised. The units forfeited are reflected as a repurchase of member interests on the consolidated statement of changes in equity.
The following table sets forth the number of forfeited and cancelled options:

	For the Year Ended December 31,
	2023	2022
	(units in thousands)
Class C options - forfeited and cancelled	691	702
Other Awards
Prior to the Distribution, certain of the Company’s employees participated in Select’s equity compensation plan and were granted shares of Select’s restricted stock awards. Stock compensation expense of $1.5 million and $0.5 million was recognized for the year ended December 31, 2024 and 2023, respectively, related to these awards.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
14.    Earnings per Share
At December 31, 2024, the Company’s capital structure consists of common stock and unvested restricted stock. To calculate EPS for the year ended December 31, 2024, the Company applied the two-class method because its unvested restricted shares were participating securities.
At December 31, 2023, the Company’s capital structure included Class A, B, and C units outstanding. At December 31, 2022, the Company’s capital structure included Class A, B, and C units outstanding, and unvested restricted interests and outstanding options. To calculate EPS for the years ended December 31, 2023 and 2022, the Company applied the two-class method because its unvested restricted interests and outstanding options were participating securities.
The following table sets forth the net income attributable to the Company, its shares/units outstanding, and its participating shares/units outstanding:

	Basic and Diluted EPS
	For the Year Ended December 31,
	2024	2023	2022
		(in thousands)
Net income	$171,897	$184,743	$172,243
Less: net income attributable to non-controlling interests	5,354	4,796	5,516
Net income attributable to the Company	166,543	179,947	166,727
Less: distributed and undistributed income attributable to participating securities	211	316	853
Distributed and undistributed income attributable to common shares	$166,332	$179,631	$165,874
The following tables set forth the computation of EPS under the two-class method:

	For the Year Ended December 31, 2024
	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$166,332	114,058	$1.46
Participating securities	211	145	$1.46
Total Company	$166,543

	For the Year Ended December 31, 2023
	Net Income Allocation	Shares(1)(2)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Outstanding Class A, Class B, and Class C shares	$179,631	104,008	$1.73
Participating securities	316	183	$1.73
Total Company	$179,947

	For the Year Ended December 31, 2022
	Net Income Allocation	Shares(1)(2)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Outstanding Class A, Class B, and Class C shares	$165,874	103,821	$1.60
Participating securities	853	534	$1.60
Total Company	$166,727
____________________________________________
(1)    Represents the weighted average share/unit count outstanding during the period.
(2)    The recapitalization of members units into common shares has been treated as such for earnings per share purposes and has been reflected retrospectively for all periods, along with the one-for-4.295 reverse stock split, as described in Note 1—“Organization”.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.    Relationship with Select
On November 25, 2024, Concentra became a fully independent company upon the completion of the Distribution and Select ceased to be a related party on that date. The Company continues to have material agreements with Select, including a separation agreement, a transition services agreement, a tax matters agreement and an employee matters agreement.
Shared Services Agreement and Transition Services Agreement
The Company pays Select a fee for the shared support functions provided on a centralized basis by Select and its affiliates. Prior to the IPO, the shared services fee was governed by a shared services agreement between the Company and Select which was reassessed and adjusted annually. The transition services agreement, which became effective concurrent with the IPO, now provides the framework for the services provided by Select and the applicable fee for such services. For the years ended December 31, 2024, 2023, and 2022, the shared service fees and the transaction services agreement fees were $15.2 million, $14.6 million, and $12.3 million, respectively.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    Income Taxes
For the years ended December 31, 2023 and 2022, the Company joined Select in the filing of various consolidated federal, state, and local income tax returns, and is party to an income tax allocation agreement (the “Tax Sharing Agreement”). Under the Tax Sharing Agreement, the Company pays to or receives from Select the amount, if any, by which Select’s income tax liability is affected by virtue of inclusion of the Company in the consolidated tax returns of Select. Adjustments were made for the periods presented in the consolidated financial statements, to reflect the separate return method as if the Company filed income tax returns on a standalone basis.
The following table outlines the components of the Company’s income tax expense for the periods presented:

	For the Year Ended December 31,
	2024	2023	2022
		(in thousands)
Current income tax expense:
Federal	$49,676	$50,911	$47,825
State and local	14,135	13,262	13,467
Total current income tax expense	63,811	64,173	61,292
Deferred income tax expense (benefit)	(4,315)	(6,286)	(8,639)
Total income tax expense	$59,496	$57,887	$52,653
Reconciliations of the federal statutory income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2024	2023	2022
Federal income tax at statutory rate	21.0%	21.0%	21.0%
State and local income taxes, less federal income tax benefit	4.6	4.2	4.4
Permanent differences	0.7	0.3	0.2
Deferred income taxes — state income tax rate adjustment	—	(0.3)	(0.4)
Revision to prior years’ estimated taxes	0.3	0.4	(0.4)
Stock-based compensation	(0.0)	(0.5)	(0.5)
Non-controlling interest	(0.6)	(0.5)	(0.6)
Other	(0.3)	(0.7)	(0.5)
Effective income tax rate	25.7%	23.9%	23.2%

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    Income Taxes (Continued)

The Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets
Implicit discounts and adjustments	$10,970	$11,685
Compensation and benefit-related accruals	21,017	17,217
Professional malpractice liability insurance	6,872	7,838
Federal and state net operating loss and state tax credit carryforwards	3,602	3,288
Interest limitation carryforward	2,153	—
Stock awards	142	151
Operating lease liabilities	123,301	106,329
Research and experimental expenditures	9,048	7,929
Other	3,206	2,707
Deferred tax assets	180,311	157,144
Valuation allowance	(2,618)	(2,933)
Deferred tax assets, net of valuation allowance	$177,693	$154,211
Deferred tax liabilities
Depreciation and amortization	$(80,947)	$(76,776)
Operating lease right-of-use assets	(113,491)	(98,055)
Other	(4,223)	(2,744)
Deferred tax liabilities	(198,661)	(177,575)
Deferred tax liabilities, net of deferred tax assets	$(20,968)	$(23,364)
The Company’s deferred tax assets and liabilities are included in the consolidated balance sheet captions as follows:

	December 31,
	2024	2023
	(in thousands)
Other assets	$4,412	$—
Non-current deferred tax liability	(25,380)	(23,364)
	$(20,968)	$(23,364)
For the years ended December 31, 2024 and 2023, the Company recorded net valuation allowance decreases of $0.3 million and $0.7 million, respectively. The changes resulted from net changes in state net operating losses.
At December 31, 2024 and 2023, the Company’s net deferred tax liabilities of approximately $21.0 million and $23.4 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income, the effect on future taxable income resulting from the reversal of existing deferred tax liabilities in future periods, and the impact of tax planning strategies that management would and could implement in order to keep deferred tax assets from expiring unused. Although realization is not assured, based on the Company’s assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    Income Taxes (Continued)

The total state net operating losses are approximately $51.2 million. The Company has U.S. federal net operating loss carryforwards of $2.8 million with indefinite carryforward.
State net operating loss carryforwards expire and are subject to valuation allowances as follows:

	State Net Operating Losses	Gross Valuation Allowance
	(in thousands)
2025	$1,124	$1,124
2026	1,253	1,253
2027	829	829
2028	220	220
Thereafter through 2043	47,749	41,771
Total	$51,175	$45,197

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.     Commitments and Contingencies
Construction Commitments
At December 31, 2024, the Company had outstanding commitments under construction contracts related to new construction, improvements, and renovations totaling approximately $16.4 million.
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
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where the Company is operating. The Company currently maintains insurance coverages under a combination of policies with a total annual per claim aggregate limit of $29.0 million for professional malpractice liability insurance and general liability insurance. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. In addition, the Company purchases additional primary care limits in certain patient compensation fund states, including Indiana, Kansas, Louisiana, Nebraska, Pennsylvania and Wisconsin. The Company also maintains additional types of liability insurance covering claims that, due to their nature or amount, are not covered by or not fully covered by the applicable professional malpractice and general liability insurance policies, including workers compensation, property and casualty, directors and officers, cyber liability, and employment practices liability insurance coverages. Our insurance policies generally are silent with respect to punitive damages so coverage is available to the extent insurable under the law of any applicable jurisdiction, and are subject to various deductibles and policy limits. The Company reviews its insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities.
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
Perry Johnson & Associates, Inc. Data Breach. On November 10, 2023, Perry Johnson & Associates, Inc., a third-party vendor of health information technology solutions that provides medical transcription services (“PJ&A”), notified CHSI that certain information related to particular Concentra patients was potentially affected by a cybersecurity event. In February 2024, Concentra sent notices to almost four million patients who may have been impacted by the data breach. During the first quarter of 2024, Concentra became aware of six putative class action lawsuits filed against PJ&A and Concentra related to the data breach. Five of the putative class action lawsuits have been transferred to the U.S. District Court for the Eastern District of New York and consolidated with the one class action lawsuit pending there. Plaintiffs filed a Consolidated Class Action Complaint on August 19, 2024 against PJ&A, Concentra, Select Medical Holdings Corporation and other unrelated defendants under the caption In re Perry Johnson & Associates Medical Transcription Data Security Breach Litigation (“Consolidated Complaint”). The Consolidated Complaint alleges that the plaintiffs have suffered injuries and damages under theories of negligence, breach of contract, and failure to comply with statutory duties, including duties under HIPAA, FTC guidelines and industry standards,

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

17.    Commitments and Contingencies (Continued)

and various state consumer protection and deceptive trade practice laws. The Company is working with its cybersecurity risk insurance policy carrier and does not believe that the data breach or the lawsuits will have a material impact on its operations or financial performance. However, at this time, the Company is unable to predict the timing and outcome of these matters.
Physical Therapy Billing. In 2021, Select Medical Corporation (“Select”), the former parent of the Company, received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating Select in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to Select’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from Select. Although the DOJ’s initial requests involved Select’s outpatient therapy clinics, in 2022 and 2023, the DOJ sought and the Company produced additional data and documents relating to the physical therapy services furnished by the Company. In May 2024, by order of the U.S. District Court for the Middle District of Florida, a qui tam lawsuit that is related to the DOJ’s investigation was unsealed after the U.S. filed a notice declining to intervene in the case. The lawsuit, filed in May 2021 and amended in October 2021, was brought by Kathleen Kane, a physical therapist formerly employed in Select’s outpatient division, against Select Medical Corporation, Select Physical Therapy Holdings, Inc. and Select Employment Services, Inc., but does not name the Company as a defendant. The amended complaint alleges that the defendants billed Federally funded health programs for one-on-one therapy services when group therapy was performed or overbilled for one-on-one therapy services, billed for unreimbursable unskilled physical therapy services, and submitted claims containing signatures of therapists who did not provide the billed services. The Company is fully cooperating on this investigation, but at this time, is unable to predict the timing and outcome of this matter.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.    Segment Information
Our business is organized into three operating segments based primarily on the type or location of occupational health services provided: (i) occupational health centers, (ii) onsite health clinics, and (iii) other businesses. All three operating segments are aggregated into a single reportable segment in our consolidated financial statements based on similar services provided, service delivery process involved, target customers, and similar economic characteristics. Across our operating segments, we offer a diverse and comprehensive array of services, which includes workers’ compensation, employer services and consumer health. Our patients are generally employed by our main customers - employers across the United States.
Occupational health services are focused on the diagnosis and treatment of work-related injuries and illnesses (workers’ compensation services) and employer services such as examinations, physicals, tests and screenings, vaccinations, and a range of consulting services designed to protect employees from workplace hazards.
The chief operating decision maker (“CODM”) is our Chief Executive Officer. The CODM uses Segment Adjusted EBITDA in the annual budgeting and forecasting process, in the review of budget-to-actual and prior year variances to make decisions about the allocation of operating and capital resources, and to establish management’s compensation.
The following table is representative of the significant categories, including significant expenses, regularly provided to the CODM when managing the Company’s single reporting segment.

	For the Year Ended December 31,
	2024	2023	2022
		(in thousands)
Revenue	$1,900,192	$1,838,081	$1,724,359

Expenses:
Personnel expenses(1)	1,086,886	1,048,463	988,348
Facility expenses(1)	180,996	173,375	160,817
Other expenses(1)	255,454	254,909	240,857
Total segment expenses	1,523,336	1,476,747	1,390,022
Segment Adjusted EBITDA	$376,856	$361,334	$334,337

Total assets	$2,521,164	$2,333,560	$2,297,235
Purchases of property and equipment	$64,327	$64,958	$45,983
Depreciation and amortization	$67,178	$73,051	$73,667
____________________________________________
(1)    Includes the shared service fee from related party and transaction services agreement fee of $15.2 million, $14.6 million, and $12.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. See Note 15—“Relationship with Select”, for additional information.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18.     Segment Information (Continued)
Segment Adjusted EBITDA is calculated as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, separation transaction costs, acquisition costs, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries.
The following table reconciles Segment Adjusted EBITDA to income before income taxes for the periods indicated.

	For the Year Ended December 31,
	2024	2023	2022
		(unaudited)
		(in thousands)
Segment Adjusted EBITDA	$376,856	$361,334	$334,337
Interest expense	(47,714)	(221)	(849)
Interest expense on related party debt	(21,980)	(44,253)	(30,792)
Equity in losses of unconsolidated subsidiaries	(3,676)	(526)	(1,577)
Other expense	—	(2)	(415)
Stock compensation expense	(2,327)	(651)	(2,141)
Depreciation and amortization	(67,178)	(73,051)	(73,667)
Separation transaction costs(1)	(1,693)	—	—
Nova acquisition costs	(895)	—	—
Income before income taxes	$231,393	$242,630	$224,896
____________________________________________
(1)    Separation transaction costs represent incremental consulting, legal, audit-related fees, and non-recurring system implementation costs incurred in connection with the Company’s separation into a new, publicly traded company and are included within general and administrative expenses on the consolidated statements of operations.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
19.     Subsequent Events
Nova Acquisition
Effective March 1, 2025, the Company acquired Nova Medical Centers. CHSI entered into an equity purchase agreement to acquire all of the outstanding membership interests for a purchase price of $265 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. We financed the transaction using a combination of $102.1 million of new debt financing under the Credit Agreement, $50.0 million of available borrowing capacity under our existing Revolving Credit Facility, and the remaining with cash on hand.
Nova Medical Centers operates 67 occupational health centers in five states, providing workers’ compensation injury care services, physical therapy, drug and alcohol screening, and pre-employment physicals as part of their full suite of occupational health services. The acquisition will enable the Company to expand to more than 775 occupational health centers and onsite health clinics at employer worksites in 42 states.
Due to the timing of the completed acquisition, the Company has not completed the process of valuing the assets acquired and liabilities assumed. As a result, the Company is unable to provide amounts recognized as of the acquisition date for major classes of assets acquired and liabilities assumed and other disclosures.
Debt Financing
In March 2025, the Company completed an amendment to the Credit Agreement to increase our Revolving Credit Facility by $50.0 million from $400.0 million to $450.0 million. The interest rate for the Revolving Credit Facility has been reduced from Term SOFR plus 2.50% to Term SOFR plus 2.00%, subject to a leverage-based pricing grid. In addition, the amendment to the Credit Agreement also added new debt through an incremental term loan of $102.1 million, which provides an updated Term Loan of $950.0 million. The Term Loan interest rate has been reduced from Term SOFR plus 2.25% down to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including 25-basis point step down at a net leverage ratio of ≤3.25x.
At March 3, 2025, the Company had $386.4 million of availability under its Revolving Credit Facility after giving effect to the $13.6 million of outstanding letters of credit.
Dividend
On February 28, 2025, the Company’s Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about April 1, 2025, to stockholders of record as of the close of business on March 18, 2025.