Form 10-Q
period 2025-03-31
Concentra Group Holdings Parent, Inc.
filed 2025-05-07
CIK 2014596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2025
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
Addison, TX 75001
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2025, Concentra Group Holdings Parent, Inc. had outstanding 128,171,952 shares of common stock.
Unless the context indicates otherwise, any reference in this report to “Concentra” refers to Concentra Group Holdings Parent, Inc. and its subsidiaries. References to the “Company,” “we,” “us,” and “our” refer collectively to Concentra and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value and share data)

	March 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$52,109	$183,255
Accounts receivable	258,128	217,719
Prepaid income taxes	1,392	1,544
Other current assets	39,960	34,689
Total current assets	351,589	437,207
Operating lease right-of-use assets	463,032	435,595
Property and equipment, net	207,271	197,930
Goodwill	1,444,563	1,234,707
Other identifiable intangible assets, net	249,788	204,725
Other assets	12,995	11,000
Total assets	$2,729,238	$2,521,164
LIABILITIES AND EQUITY
Current liabilities:
Current operating lease liabilities	$96,301	$75,442
Current portion of long-term debt and notes payable	15,758	10,093
Accounts payable	35,188	19,752
Dividends payable	8,010	—
Accrued and other liabilities	165,134	201,899
Total current liabilities	320,391	307,186
Non-current operating lease liabilities	405,914	396,914
Long-term debt, net of current portion	1,618,473	1,468,917
Non-current deferred tax liability	24,362	25,380
Other non-current liabilities	29,037	24,043
Total liabilities	2,398,177	2,222,440
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	18,609	18,013
Stockholders’ equity:
Common stock, $0.01 par value, 700,000,000 shares authorized, 128,171,952 and 128,125,952 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,282	1,281
Capital in excess of par	263,105	260,837
Retained earnings	44,454	13,553
Accumulated other comprehensive loss	(1,722)	—
Total stockholders’ equity	307,119	275,671
Non-controlling interests	5,333	5,040
Total equity	312,452	280,711
Total liabilities and equity	$2,729,238	$2,521,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Revenue	$500,752	$467,598
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	357,101	336,990
General and administrative, exclusive of depreciation and amortization(1)	46,713	36,909
Depreciation and amortization	16,619	18,485
Total costs and expenses	420,433	392,384
Other operating income	—	284
Income from operations	80,319	75,498
Other income and expense:
Loss on early retirement of debt	(875)	—
Interest expense	(25,548)	(111)
Interest expense on related party debt	—	(9,971)
Income before income taxes	53,896	65,416
Income tax expense	13,254	15,137
Net income	40,642	50,279
Less: net income attributable to non-controlling interests	1,731	1,323
Net income attributable to the Company	$38,911	$48,956
Earnings per common share (Note 10):
Basic and diluted	$0.30	$0.47
____________________________________________
(1)    Includes transaction services agreement fees of $3.7 million for the three months ended March 31, 2025, and shared service fees from a related party of $3.8 million for the three months ended March 31, 2024. See Note 11—“Relationship with Select”, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Net income	$40,642	$50,279
Other comprehensive loss, net of tax:
Loss on derivatives	(1,808)	—
Reclassification adjustment for gains included in net income	86	—
Net change, net of tax benefit of $574 for the three months ended March 31, 2025	(1,722)	—
Comprehensive income	38,920	50,279
Less: comprehensive income attributable to non-controlling interests	1,731	1,323
Comprehensive income attributable to the Company	$37,189	$48,956

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31, 2025
	Common Stock Issued	Common Stock Par Value	Capital in excess of par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	128,126	$1,281	$260,837	$13,553	$—	$275,671	$5,040	$280,711
Net income attributable to the Company				38,911		38,911		38,911
Net income attributable to non-controlling interests						—	293	293
Cash dividends declared for common shareholders ($0.0625 per share)				(8,010)		(8,010)		(8,010)
Issuance of restricted stock	46	1	(1)			—		—
Stock compensation expense			2,269			2,269		2,269
Other comprehensive loss					(1,722)	(1,722)		(1,722)
Balance at March 31, 2025	128,172	$1,282	$263,105	$44,454	$(1,722)	$307,119	$5,333	$312,452

	For the Three Months Ended March 31, 2024
	Total Members’ Units	Members’ Contributed Capital	Common Stock Issued	Common Stock Par Value	Capital in excess of par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	447,081	$470,303	—	$—	$—	$685,293	$1,155,596	$5,366	$1,160,962
Net income attributable to the Company						48,956	48,956		48,956
Net income attributable to non-controlling interests							—	270	270
Distribution to Parent		(6,891)					(6,891)		(6,891)
Distributions to and purchases of non-controlling interests							—	(369)	(369)
Redemption value adjustment on non-controlling interests						(1,901)	(1,901)		(1,901)
Conversion of LLC to Corporation and impact of reverse stock split	(447,081)	(463,412)	104,094	1,041	462,371		—		—
Balance at March 31, 2024	—	$—	104,094	$1,041	$462,371	$732,348	$1,195,760	$5,267	$1,201,027
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2025	2024
Operating activities
Net income	$40,642	$50,279
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,619	18,485
Loss on extinguishment of debt	51	—
(Gain) loss on sale of assets	(1)	43
Stock compensation expense	2,269	166
Amortization of debt discount and issuance costs	976	—
Deferred income taxes	(1,028)	(2,521)
Other	11	12
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(21,145)	(13,505)
Other current assets	(2,753)	(7,315)
Other assets	902	722
Accounts payable and accrued liabilities	(24,844)	(1,744)
Net cash provided by operating activities	11,699	44,622
Investing activities
Business combinations, net of cash acquired	(279,018)	(5,144)
Purchases of property and equipment	(15,732)	(17,231)
Proceeds from sale of assets	1	23
Net cash used in investing activities	(294,749)	(22,352)
Financing activities
Borrowings on revolving facilities	50,000	—
Borrowings from related party revolving promissory note	—	10,000
Payments on related party revolving promissory note	—	(10,000)
Proceeds from term loans, net of issuance costs	948,848	—
Payments on term loans	(847,875)	—
Borrowings of other debt	6,468	6,618
Principal payments on other debt	(4,695)	(2,276)
Distributions to and purchases of non-controlling interests	(842)	(1,543)
Distributions to Select	—	(6,891)
Net cash provided by (used in) financing activities	151,904	(4,092)
Net (decrease) increase in cash	(131,146)	18,178
Cash at beginning of period	183,255	31,374
Cash at end of period	$52,109	$49,552
Supplemental information
Cash paid for interest	$38,137	$9,958
Cash (refund received) paid for taxes	$(48)	$34

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
Concentra Group Holdings Parent, Inc., a Delaware corporation, conducts substantially all of its business through Concentra Health Services, Inc. (“CHSI”) and its subsidiaries. As the context may require, the “Company,” “we,” “our” or similar words in this report refer collectively to Concentra and its subsidiaries.
The Company is the largest provider of occupational health services in the United States based on number of locations. As of March 31, 2025, we operated 627 stand-alone occupational health centers in 41 states and 160 onsite health clinics at employer worksites in 36 states. The Company provides a diverse and comprehensive array of occupational health services, including workers’ compensation and employers services, and consumer health services.
2.    Accounting Policies
Basis of Presentation and Consolidation
The Company operated as part of Select Medical Corporation (“Select”) until Select made a special stock distribution of 104,093,503 shares of the Company’s common stock to Select’s stockholders (the “Distribution”) on November 25, 2024. The Company’s consolidated financial statements prior to the Distribution have been prepared from Select’s historical accounting records and derived from the condensed consolidated financial statements of Select to present the Company as if it had been operating on a standalone basis. The unaudited condensed consolidated financial statements of the Company as of March 31, 2025, and for the three months ended March 31, 2025 and 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.
The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2025. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-42188).
The condensed consolidated financial statements include the assets, liabilities, revenue, and expenses based on our legal entity structure as well as direct and indirect costs that are attributable to our operations. Indirect costs are the costs of support functions that are partially provided on a centralized basis by Select and its affiliates, which include finance, human resources, benefits administration, procurement support, information technology, legal, corporate governance and other professional services. Indirect costs were allocated to the Company, prior to the IPO, for the purposes of preparing the consolidated financial statements based on a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method, primarily based on headcount or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented, depending on the nature of the services received. Subsequent to the IPO, the support services provided by Select have been billed to the Company pursuant to a transitional services agreement, as further described in Note 11—“Relationship with Select”.
The income tax amounts in these condensed consolidated financial statements prior to the Distribution have been calculated based on a separate return methodology and are presented as if our income gave rise to separate federal and state consolidated income tax return filing obligations in the respective jurisdictions in which we operate. Adjustments to income tax expense resulting from the application of the separate return methodology, as compared to tax obligations determined by the Company’s inclusion in Select’s consolidated income tax provision, were assumed to be immediately settled with Select through contributed capital/capital in excess of par as reflected on the condensed consolidated balance sheets, and reflected as a (distribution)/contribution to Select on the condensed consolidated statements of changes in stockholders’/members’ equity and the condensed consolidated statements of cash flows within financing activities.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The condensed consolidated financial statements include the accounts of the Company and the subsidiaries and variable interest entities in which the Company has a controlling financial interest. All intercompany balances and transactions within the Company are eliminated in consolidation. Transactions between the Company and Select have been included in these condensed consolidated financial statements. The transactions with Select are settled in cash, other than the assumed income tax settlement noted above, and are reflected within the condensed consolidated statement of cash flows as an operating or financing activity determined by the nature of the transaction.
Derivatives and Hedging
The Company is exposed to certain risks relating to its ongoing financial arrangements. The primary risk managed using derivative instruments is to reduce variability in interest cash flows on its variable-rate debt. Interest rate swaps and collars are entered into to manage interest rate risk associated with the Company’s variable-rate debt. As a matter of policy, we do not use highly leveraged derivative instruments, nor do we use financial instruments for speculative purposes.
ASC 815 requires entities to recognize all derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, further, on the type of hedging relationship.
Our designated derivative contracts include interest rate swap and collar agreements, which effectively modify the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed-rate basis (for interest rate swap arrangements) and capping and flooring the interest rates (for collar arrangements) for the next three years, thus reducing the impact of interest-rate changes on future interest expense. These agreements involve the receipt of floating-rate amounts in exchange of fixed-rate interest payments and the application of cap and floor rates over the term of the agreements without an exchange of the underlying principal amount.
Our derivatives are designated as cash flow hedges and qualify for hedge accounting treatment. Gains or losses on cash flow hedges are deferred as a component of accumulated other comprehensive income or losses and reclassified into earnings at the time the hedged item affects earnings, presented in the same income statement line item as the underlying hedged item (i.e., in “interest expense” when the hedged transactions are interest cash flows associated with floating-rate debt).
To qualify for hedge accounting, a specified level of hedge effectiveness between the hedging instrument and the hedged item must be achieved at inception and maintained throughout the hedged period. We formally document our risk management objectives, our strategies for undertaking the hedge transactions, the nature of and relationships between the hedging instruments and hedged items, and the method for assessing hedge effectiveness. Additionally, for qualified hedges of forecasted transactions, we specifically identify the significant characteristics and expected terms of the forecasted transactions.
If it becomes probable that a forecasted transaction will not occur, previously deferred gains and losses related to those forecasted transactions would be recognized in earnings in the current period.
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
The ASU is effective for the Company’s annual financial statements for the year ended December 31, 2025. The ASU can be applied either prospectively or retrospectively. The Company is currently reviewing the impact that ASU 2023-09 will have on the disclosures in our consolidated financial statements.
Expense Disaggregation
In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which is intended to improve the disclosures of expenses by providing more

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
detailed information about the types of expenses in commonly presented expense captions. The ASU requires entities to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendment also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses.
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
3.    Redeemable Non-Controlling Interests
The Company’s redeemable non-controlling interests are comprised of membership interests held by equity holders other than the Company in five less than wholly-owned subsidiaries. These shares are subject to redemption rights. The changes in redeemable non-controlling interests are as follows:

	2025	2024
	(in thousands)
Balance as of January 1	$18,013	$16,477
Net income attributable to redeemable non-controlling interests	1,438	1,053
Distributions to redeemable non-controlling interests	(842)	(1,174)
Redemption value adjustment on redeemable non-controlling interests	—	1,901
Balance as of March 31	$18,609	$18,257
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
As of March 31, 2025, and December 31, 2024, the total assets of the Company’s variable interest entities were $235.3 million and $213.9 million, respectively, and are principally comprised of accounts receivable. As of March 31, 2025, and December 31, 2024, the total liabilities of the Company’s variable interest entities were $51.8 million and $57.5 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $180.9 million and $157.0 million as of March 31, 2025, and December 31, 2024, respectively. These intercompany balances are eliminated in consolidation.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5.    Leases
The Company’s total lease cost is as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Operating lease cost	$27,317	$24,790
Finance lease cost:
Amortization of right-of-use assets	58	211
Interest on lease liabilities	(2)	55
Variable lease cost	5,615	5,256
Total lease cost	$32,988	$30,312
6.     Long-Term Debt
As of March 31, 2025, the Company’s long-term debt is as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value
	(in thousands)
6.875% senior notes	$650,000	$—	$(11,533)	$638,467
Credit facilities:
Revolving Credit Facility	50,000	—	—	50,000
Term Loan	950,000	(956)	(12,126)	936,918
Other debt(1)	8,846	—	—	8,846
Total debt	$1,658,846	$(956)	$(23,659)	$1,634,231
____________________________________________
(1)        Other debt is primarily comprised of insurance financing arrangements, promissory notes executed in connection with business combinations, and finance leases.
As of March 31, 2025, principal maturities of the Company’s long-term debt and notes payable are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
6.875% senior notes	$—	$—	$—	$—	$—	$650,000	$650,000
Credit facilities:
Revolving Credit Facility	—	—	—	—	50,000	—	50,000
Term Loan	7,125	9,500	9,500	9,500	9,500	904,875	950,000
Other debt, including finance leases	5,369	1,311	467	483	151	1,065	8,846
Total debt	$12,494	$10,811	$9,967	$9,983	$59,651	$1,555,940	$1,658,846

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
As of December 31, 2024, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value
	(in thousands)
6.875% senior notes	$650,000	$—	$(11,925)	$638,075
Credit facilities:
Term Loan	847,875	(995)	(11,468)	835,412
Other debt(1)	5,523	—	—	5,523
Total debt	$1,503,398	$(995)	$(23,393)	$1,479,010
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
At March 31, 2025, the Company had $386.4 million of availability under its Revolving Credit Facility after giving effect to $50.0 million of borrowings under the Revolving Credit Facility and $13.6 million of outstanding letters of credit.
The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.50 to 1.00. As of March 31, 2025, the Company was in compliance with all debt covenants.
7.    Accrued and Other Liabilities
The following table sets forth the components of accrued and other liabilities on the condensed consolidated balance sheets:

	March 31, 2025	December 31, 2024
	(in thousands)
Accrued payroll	$42,999	$75,657
Accrued vacation	43,909	43,647
Accrued interest	9,695	21,849
Accrued other	52,003	58,396
Income taxes payable	16,528	2,350
Accrued and other liabilities	$165,134	$201,899

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
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
The Company’s derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore, are classified as Level 2.

The Company does not measure its indebtedness at fair value in its condensed consolidated balance sheets. The fair value of the Credit Facilities is based on quoted market prices for this debt in the syndicated loan market. The fair value of the Concentra senior notes is based on quoted market prices. The carrying value of the Company’s other debt, as disclosed in Note 6—“Long-Term Debt”, approximates fair value.

We did not have any Level 3 financial assets or liabilities in any period presented.

The fair values and the levels within the fair value hierarchy of financial instruments recorded on the condensed consolidated balance sheets were (in thousands):

			March 31, 2025		December 31, 2024
Financial Instrument	Level	Balance Sheet Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivatives designated as hedging instruments			(in thousands)
Swap contracts	Level 2	Other current assets	$347	$347	$—	$—
Swap contracts	Level 2	Non-current liability	(1,759)	(1,759)	—	—
Total swap contracts			(1,412)	(1,412)	—	—

Collar contracts	Level 2	Current liability	(121)	(121)	—	—
Collar contracts	Level 2	Non-current liability	(763)	(763)	—	—
Total collar contracts			(884)	(884)
Total fair value			$(2,296)	$(2,296)	$—	$—

6.875% senior notes	Level 2		$638,467	$657,150	$638,075	$660,972
Credit facilities:
Revolving Credit Facility	Level 2		$50,000	$49,465	$—	$—
Term Loan	Level 2		$936,918	$947,625	$835,412	$853,174
The Company’s other financial instruments, which primarily consist of cash, accounts receivable, and accounts payable, approximate fair value because of the short-term maturities of these instruments.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9.    Revenue
The following table disaggregates the Company’s revenue for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Occupational health centers:
Workers’ compensation	$302,107	$279,866
Employer services	160,140	150,735
Consumer health	8,611	8,326
Other occupational health center revenue	2,064	2,145
Total occupational health center revenue	472,922	441,072
Onsite health clinics	16,550	15,857
Other	11,280	10,669
Total revenue	$500,752	$467,598
10.    Earnings per Share
As of March 31, 2025, the Company’s capital structure consists of common stock and unvested restricted stock. To calculate earnings per share (“EPS”) for the three months ended March 31, 2025, the Company applied the two-class method because its unvested restricted shares were participating securities.
As of March 31, 2024, the Company’s capital structure consists of common stock and there were no participating shares or securities outstanding.
The following table sets forth the net income attributable to the Company, its shares, and its participating shares:

	Basic and Diluted EPS
	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net income	$40,642	$50,279
Less: net income attributable to non-controlling interests	1,731	1,323
Net income attributable to the Company	38,911	48,956
Less: distributed and undistributed income attributable to participating securities	455	—
Distributed and undistributed income attributable to common shares	$38,456	$48,956
The following table set forth the computation of EPS. For the three months ended March 31, 2025, the Company applied the two-class method.

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
	Net Income Attributable to the Company	Shares(1)	Basic and Diluted EPS	Net Income Attributable to the Company	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$38,456	126,647	$0.30	$48,956	104,094	$0.47
Participating securities	455	1,500	$0.30	—	—	$—
Total Company	$38,911			$48,956
____________________________________________
(1)    Represents the weighted average shares outstanding during the period.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
11.    Relationship with Select
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
Shared Services Agreement and Transition Services Agreement
The Company pays Select a fee for the shared support functions provided on a centralized basis by Select and its affiliates. Prior to the IPO, the shared services fee was governed by a shared services agreement between the Company and Select which was reassessed and adjusted annually. The transition services agreement, which became effective concurrent with the IPO, now provides the framework for the services provided by Select and the applicable fee for such services. For the three months ended March 31, 2025, the transaction services agreement fees were $3.7 million, and for the three months ended March 31, 2024, the shared service fees from a related party were $3.8 million.
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
Perry Johnson & Associates, Inc. Data Breach. On November 10, 2023, Perry Johnson & Associates, Inc., a third-party vendor of health information technology solutions that provides medical transcription services (“PJ&A”), notified CHSI that certain information related to particular Concentra patients was potentially affected by a cybersecurity event. In February 2024,

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Concentra sent notices to almost four million patients who may have been impacted by the data breach. During the first quarter of 2024, Concentra became aware of six putative class action lawsuits filed against PJ&A and Concentra related to the data breach. Five of the putative class action lawsuits have been transferred to the U.S. District Court for the Eastern District of New York and consolidated with the one class action lawsuit pending there. Plaintiffs filed a Consolidated Class Action Complaint on August 19, 2024 against PJ&A, Concentra, Select Medical Holdings Corporation and other unrelated defendants under the caption In re Perry Johnson & Associates Medical Transcription Data Security Breach Litigation (“Consolidated Complaint”). The Consolidated Complaint alleges that the plaintiffs have suffered injuries and damages under theories of negligence, breach of contract, and failure to comply with statutory duties, including duties under HIPAA, FTC guidelines and industry standards, and various state consumer protection and deceptive trade practice laws. In March 2025, pursuant to a Case Management Order (“Court Order”), five of the named plaintiffs in the Consolidated Complaint filed an amended Direct-Filed Class Action Complaint in the U.S. District Court for the Eastern District of New York. Pursuant to this Court Order, the Direct-Filed Class Action Complaint will be remanded to the United States District Court for the Northern District of Texas after the conclusion of pretrial proceedings. The Company is working with its cybersecurity risk insurance policy carrier and does not believe that the data breach or the lawsuits will have a material impact on its operations or financial performance. However, at this time, the Company is unable to predict the timing and outcome of these matters.
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
13.    Segment Information
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table is representative of the significant categories, including significant expenses, regularly provided to the CODM when managing the Company’s single reporting segment.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Revenue	$500,752	$467,598

Expenses:(1)
Personnel expenses	281,658	268,372
Facility expenses	48,382	43,805
Other expenses	68,053	59,279
Total segment expenses	398,093	371,456
Segment Adjusted EBITDA	$102,659	$96,142

Total assets	$2,729,238	$2,366,162
Purchases of property and equipment	$15,732	$17,231
Depreciation and amortization	$16,619	$18,485
____________________________________________
(1)    Includes transaction services agreement fees of $3.7 million and shared services fees from a related party $3.8 million for the three months ended March 31, 2025 and 2024, respectively. See Note 11—“Relationship with Select”, for additional information.
Segment Adjusted EBITDA is calculated as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, separation transaction costs, acquisition costs, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries.
The following table reconciles Segment Adjusted EBITDA to income before income taxes for the periods indicated.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Segment Adjusted EBITDA	$102,659	$96,142
Interest expense	(25,548)	(111)
Interest expense on related party debt	—	(9,971)
Loss on early retirement of debt	(875)	—
Stock compensation expense	(2,269)	(166)
Depreciation and amortization	(16,619)	(18,485)
Separation transaction costs(1)	(315)	(1,993)
Nova acquisition costs	(3,137)	—
Income before income taxes	$53,896	$65,416
____________________________________________
(1)    Separation transaction costs represent non-recurring incremental consulting, legal, audit-related fees, and system implementation costs incurred in connection with the Company’s separation into a new, publicly traded company and are included within general and administrative expenses on the consolidated statements of operations.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
14.    Acquisitions
Nova Acquisition
Effective March 1, 2025, the Company acquired Nova Medical Centers (“Nova”). CHSI entered into an equity purchase agreement to acquire all of the outstanding membership interests for a purchase price of approximately $265 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. We financed the transaction using a combination of $102.1 million of new debt financing under the Credit Agreement, $50.0 million of available borrowing capacity under our existing Revolving Credit Facility, and the remaining with cash on hand.
Nova operates 67 occupational health centers in five states, providing workers’ compensation injury care services, physical therapy, drug and alcohol screening, and pre-employment physicals as part of their full suite of occupational health services. The acquisition enabled the Company to expand to more than 775 occupational health centers and onsite health clinics at employer worksites in 42 states.
The Nova acquisition met the definition of a business pursuant to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and the acquisition was accounted for as a business combination under the acquisition method of accounting. The Company allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair values are based on inputs that are unobservable in the market and therefore represent Level 3 inputs.
The Company is in the process of completing its assessment of the acquisition-date fair values of the assets acquired and liabilities assumed and determining the estimated useful lives of long-lived assets and finite-lived intangible assets; therefore, the values set forth are subject to adjustment during the measurement period. The amount of these potential adjustments could be significant. The Company expects to complete its purchase price allocation activities by December 31, 2025.
Pursuant to ASC Topic 810, Consolidation, certain Nova affiliated entities were determined to be a variable interest entity, and the Company was determined to be their primary beneficiary. As a result, the Company obtained a controlling financial interest and Nova has been consolidated into the Company's financial results.
The following table reconciles the preliminary allocation of estimated fair value to identifiable net assets and goodwill to the consideration given for the acquired business (in thousands):

Identifiable tangible assets	$45,667
Identifiable intangible assets	38,471
Goodwill	205,633
Total assets	289,771
Total liabilities	24,600
Consideration given	$265,171

The preliminary estimate for goodwill of $205.6 million has been recognized for the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill is derived from Nova’s future earnings potential and its assembled workforce. The amount of goodwill is expected to be deductible for tax purposes.

For the period March 1, 2025 through March 31, 2025, Nova had total revenue and net income of $11.2 million and $1.2 million, respectively, which was included in the condensed consolidated financial statements.

Pro Forma Results

The following unaudited consolidated pro forma financial results combine the historical results of Nova and the Company to present the results as if the Nova acquisition had occurred on January 1, 2024. The pro forma information is presented for illustration purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition occurred on that date, nor is it indicative of future results.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
	(unaudited) (in thousands)
Total revenue	$522,111	$499,991
Net income attributable to the Company	$43,400	$50,935

The pro forma financial information is based on the preliminary allocation of the purchase price of the Nova acquisition and is therefore subject to adjustment upon finalizing the purchase price allocation, as described above, during the measurement period. The net income tax impact was calculated at the effective tax rate, as Nova had been a subsidiary of the Company as of January 1, 2024.

Pro forma results were adjusted to exclude acquisition-related expenses incurred by the Company that are directly attributable to the transaction. These excluded costs primarily consist of legal, advisory, and transaction-related compensation expenses that are nonrecurring in nature and not reflective of the ongoing operations of the combined business.

15.    Derivative Instruments

The Company uses derivative instruments to manage its exposure to variable-rate debt indexed to 1-month Term SOFR, issued under its Tranche B-1 Term Loans drawn from the Company’s Credit Agreement.

Derivative

Certain information related to our derivatives contracts is presented below (in thousands):

	Effective Date	Notional Amount	Fixed Rate	Cap	Floor	Index	Actual Termination Date
Swap contracts	3/3/2025	$300,000	3.829%			USD-SOFR rate	2/29/2028
Collar contracts	3/3/2025	$300,000	—	4.500%	3.001%	USD-SOFR rate	2/29/2028
Cash Flow Hedge Coverage

The Company has entered into interest rate swap and collar agreements designated as cash flow hedges. These agreements are used to manage interest rate risk associated with a portion of the Company’s floating-rate debt for periods not exceeding the next three years.

Deferred Hedging Gains and Losses on Cash Flow Hedges

Based on our valuation at March 31, 2025 and assuming market rates remain constant through contract maturities, we expect transfers to earnings of the existing gains or losses reported in accumulated other comprehensive income on interest rate cash flow hedges during the next 12 months to correspond to the current and non-current assets and liabilities portion of the derivative as disclosed in Note 8—“Fair Value of Financial Instruments”.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Derivative Impact on the Statements of Comprehensive Income

The following table presents the pre-tax amounts of derivative gains or losses deferred into accumulated other comprehensive income and the income statement line item that will be affected when reclassified to earnings (in thousands):

Accumulated Other Comprehensive Income Component (OCI)	Gains/(Losses) Recognized in OCI Related to Derivatives Designated as Hedging Instruments	Location of Gains/(Losses) When Reclassified to Net Income/(Loss)
	Three Months Ended March 31, 2025
Cash flow hedges:
Swap contracts	$(1,412)	Interest expense
Collar contracts	(884)	Interest expense
Total (losses)/gains recognized in statements of comprehensive income	$(2,296)

Derivative Impact on the Statements of Income

The following tables present the pre-tax amounts of derivative gains or (losses) recorded to earnings and the affected income statement line items (in thousands):

Three Months Ended March 31, 2025
Interest expense
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges(1):
Swap contracts	$115
Collar contracts(2)	—
Total gains/(losses) recognized in statements of income	$115
____________________________________________
(1)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income to earnings.
(2)    As of the reporting date, the 1-month Term SOFR remains within the specified cap strike and floor strike bands. Consequently, there are no payments required to be exchanged under this agreement.
16.    Accumulated Other Comprehensive Income
The components of, and changes in, accumulated other comprehensive income, net of tax, were as follows (in thousands):

Net Cash Flow Hedge Adjustments
Balance as of December 31, 2024	$—
Net deferred (losses)/gains on cash flow hedges	(1,808)
Net deferred gains/(losses) on cash flow hedges reclassified to net income	86
Balance as of March 31, 2025	$(1,722)

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income were as follows (in thousands):

	Three Months Ended March 31, 2025
	Before Tax Amount	Tax	Net of Tax Amount
Net deferred (losses)/gains on cash flow hedges	$(2,411)	$603	$(1,808)
Net deferred gains/(losses) on cash flow hedges reclassified to net income	$115	$(29)	$86
The amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

Accumulated Other Comprehensive Income (OCI) Component	Reclassified from Accumulated OCI to Earnings for the Three Months Ended March 31, 2025	Affected Line Item in the Statements of Income
Gains/(losses) on cash flow hedges:
Swap contract	$115	Interest expense
Collar contract(1)	—	Interest expense
Gains/(losses) on hedges before income taxes	$115
Income tax expense	(29)
Gains on hedges	$86
____________________________________________
(1)    As of the reporting date, the 1-month Term SOFR remains within the specified cap strike and floor strike bands. Consequently, no amounts have been reclassified from OCI to earnings.
17.    Subsequent Events
Equity Purchase Agreement
On April 18, 2025, CHSI entered into an equity purchase agreement with Pivot Occupational Health, LLC to acquire all of the outstanding equity interests of Onsite Innovations, LLC (“Pivot Onsite Innovations”). The transaction values Pivot Onsite Innovations at $55 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. The transaction is expected to close in the second quarter of 2025 and is subject to customary closing conditions set forth in the purchase agreement.
CHSI currently expects to finance the transaction using a combination of cash on hand and available borrowing capacity under its existing Revolving Credit Facility.
Pivot Onsite Innovations operates approximately 200 onsite health clinics at employer locations in over 40 states, providing occupational health, wellness, prevention, and performance services. When combined with Concentra’s current onsite health clinic footprint, the acquisition will enable the Company to expand to more than 350 onsite health clinics at employer worksites.
Dividend
On May 6, 2025, the Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable May 29, 2025, to stockholders of record as of the close of business on May 20, 2025.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
You should read this discussion together with our unaudited condensed consolidated financial statements and accompanying notes.
Forward-Looking Statements
This report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development activities; regulatory approvals; market position; market size and opportunity; expenditures; and the effects of the Separation on our business.
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
•Changes in tax laws or exposures to additional tax liabilities; and
•Changes to United States tariff and import/export regulations and the impact on global economic conditions may have a negative effect on our business, financial condition and results of operations.
You should also carefully read the risk factors described in our Annual Report on Form 10-K in Part I, Item 1A. “Risk Factors” for a description of certain risks that could, among other things, cause our actual results to differ materially from those expressed or implied in our forward-looking statements. You should understand that it is not possible to predict or identify all such factors and you should not consider the risks described above to be a complete statement of all potential risks and uncertainties. We do not undertake to publicly update any forward-looking statement that may be made from time to time, whether as a result of new information or future events or developments, except as required by law.
Overview
We were founded in 1979 and have grown to be the largest provider of occupational health services in the United States by number of locations. Our national presence enables us to provide access to high-quality care that supports our mission to improve the health of America’s workforce. As of March 31, 2025, we operated 627 stand-alone occupational health centers in 41 states and 160 onsite health clinics at employer worksites in 36 states. We also have expanded our reach via our telemedicine program serving 43 states and the District of Columbia. In total, we deliver services across 45 states and the District of Columbia. Our patients are generally employed by our main customers — employers across the United States.
Our business is organized into three operating segments based primarily on the type or location of occupational health services provided:
•Occupational health centers: Our occupational health centers operating segment encompasses the occupational health services we deliver at our 627 occupational health center facilities across the United States. In this operating segment, we serve all types of employers, from Fortune 500 to small businesses. The occupational health services provided in this operating segment include workers’ compensation and employer services and we also provide consumer health services.
•Onsite health clinics: Our onsite health clinics operating segment delivers occupational health services and/or employer-sponsored primary care services at an employer’s workplace, including mobile health services and episodic specialty testing services — we deliver our services at 160 permanent on-site locations and multiple other employer locations through our episodic services. In this segment, we serve medium to large-sized employers.
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
The following table represents the percentage of revenue by our operating segments for the periods indicated:

	Three Months Ended March 31,
	2025	2024
Occupational health centers	95%	95%
Onsite health clinics	3%	3%
Other businesses	2%	2%
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
The following table sets forth the percentage of our overall visits per day (“VPD”) volume in our occupational health center operating segment by service offering, for the periods presented:

	Three Months Ended March 31,
	2025	2024
Workers’ compensation services	45%	45%
Employer services	53%	53%
Consumer health services	2%	2%
The following table sets forth the percentage of visit-related revenue in our occupational health center operating segment by service offering, for the periods presented:

	Three Months Ended March 31,
	2025	2024
Workers’ compensation services	64%	64%
Employer services	34%	34%
Consumer health services	2%	2%

Significant Events
Nova Acquisition
Effective March 1, 2025, the Company acquired Nova Medical Centers (“Nova”). CHSI entered into an equity purchase agreement to acquire all of the outstanding membership interests for a purchase price of approximately $265 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. We financed the transaction using a combination of $102.1 million of new debt financing under the Credit Agreement, $50.0 million of available borrowing capacity under our existing Revolving Credit Facility, and the remaining with cash on hand.
Nova operates 67 occupational health centers in five states, providing workers’ compensation injury care services, physical therapy, drug and alcohol screening, and pre-employment physicals as part of their full suite of occupational health services. The acquisition enabled the Company to expand to more than 775 occupational health centers and onsite health clinics at employer worksites in 42 states.
Debt Financing
On March 3, 2025, the Company completed an amendment to the Credit Agreement to increase our revolving credit facility by $50.0 million from $400.0 million to $450.0 million. The interest rate for the revolving credit facility has been reduced from Term SOFR plus 2.50% to Term SOFR plus 2.00%, subject to a leverage-based pricing grid. In addition, the amendment to the Credit Agreement also added new debt through an incremental term loan of $102.1 million, which provides an updated Term Loan of $950.0 million. The Term Loan interest rate has been reduced from Term SOFR plus 2.25% down to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including 25-basis point step down at a net leverage ratio of ≤3.25x.
Equity Purchase Agreement
On April 18, 2025, CHSI entered into an equity purchase agreement with Pivot Occupational Health, LLC to acquire all of the outstanding equity interests of Onsite Innovations, LLC (“Pivot Onsite Innovations”). The transaction values Pivot Onsite Innovations at $55 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. The transaction is expected to close in the second quarter of 2025 and is subject to customary closing conditions set forth in the purchase agreement.
CHSI currently expects to finance the transaction using a combination of cash on hand and available borrowing capacity under its existing Revolving Credit Facility.
Pivot Onsite Innovations operates approximately 200 onsite health clinics at employer locations in over 40 states, providing occupational health, wellness, prevention, and performance services. When combined with Concentra’s current onsite health clinic footprint, the acquisition will enable the Company to expand to more than 350 onsite health clinics at employer worksites.
Regulatory Changes
Our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025, contains a detailed discussion of the regulations that affect our business in Part I, Item I. Business—Government Regulations.

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
The following table sets forth operating statistics for our occupational health centers operating segment for the periods presented:

	Three Months Ended March 31,
	2025	2024	% Change
Number of patient visits
Workers’ compensation	1,444,880	1,433,084	0.8%
Employer services	1,696,412	1,659,291	2.2%
Consumer health	63,076	63,280	(0.3)%
Total	3,204,368	3,155,655	1.5%
VPD Volume
Workers’ compensation	22,935	22,392	2.4%
Employer services	26,927	25,926	3.9%
Consumer health	1,001	989	1.2%
Total	50,863	49,307	3.2%
Revenue per visit
Workers’ compensation	$209.09	$195.29	7.1%
Employer services	94.40	90.84	3.9%
Consumer health	136.52	131.57	3.8%
Total	$146.94	$139.09	5.6%
Business days	63	64

Facility Counts
The following table sets forth facility counts for our occupational health centers and onsite health clinics operating segments for the periods presented:

	Three Months Ended March 31,
	2025	2024
Number of occupational health centers—start of period	552	544
Number of occupational health centers acquired	72	2
Number of occupational health centers de novos	3	1
Number of occupational health centers closed/sold	—	—
Number of occupational health centers—end of period	627	547
Number of onsite health clinics operated—end of period	160	151
Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2025		2024
(in thousands)	Amount	Percent(1)	Amount	Percent
Revenue	$500,752	100.0%	$467,598	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	357,101	71.3	336,990	72.1
General and administrative, exclusive of depreciation and amortization	46,713	9.3	36,909	7.9
Depreciation and amortization	16,619	3.3	18,485	4.0
Total costs and expenses	420,433	84.0	392,384	84.0
Other operating income	—	—	284	0.1
Income from operations	80,319	16.0	75,498	16.1
Other income and expense:
Loss on early retirement of debt	(875)	(0.2)	—	—
Interest expense	(25,548)	(5.1)	(111)	—
Interest expense on related party debt	—	—	(9,971)	(2.1)
Income before income taxes	53,896	10.8	65,416	14.0
Income tax expense	13,254	2.6	15,137	3.2
Net income	40,642	8.1	50,279	10.8
Less: net income attributable to non-controlling interests	1,731	0.3	1,323	0.3
Net income attributable to the Company	$38,911	7.8%	$48,956	10.5%
___________________________________________
(1)    Totals in this column may not foot due to rounding.
Three Months Ended March 31, 2025, Compared to Three Months Ended March 31, 2024
Revenue
Revenue increased 7.1% to $500.8 million for the three months ended March 31, 2025, compared to $467.6 million for the three months ended March 31, 2024, driven primarily by the increase in revenue per visit, as described below, and the 72 occupational health centers that were acquired through acquisitions in March 2025.

Our total patient visits increased 1.5% to 3,204,368 for the three months ended March 31, 2025, compared to 3,155,655 visits for the three months ended March 31, 2024. Total VPD volume increased 3.2% to 50,863 for the three months ended March 31, 2025, compared to 49,307 for the three months ended March 31, 2024, primarily due to an increase in employer services visits. Workers’ compensation VPD volume increased 2.4% to 22,935 from 22,392, employer services VPD volume increased 3.9% to 26,927 from 25,926, and consumer health VPD volume increased 1.2% to 1,001 from 989, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Revenue per visit increased 5.6% to $146.94 for the three months ended March 31, 2025, compared to $139.09 for the three months ended March 31, 2024. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, for the three months ended March 31, 2025. Revenue per visit for workers’ compensation visits increased 7.1% to $209.09 from $195.29, revenue per visit for employer services visits increased 3.9% to $94.40 from $90.84 and revenue per visit for consumer health visits increased by 3.8% to $136.52 from $131.57, for the three months ended March 31, 2025, compared to the three months ended March 31, 2024.
Cost of Services
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services was $357.1 million, or 71.3% of revenue, for the three months ended March 31, 2025, compared to $337.0 million, or 72.1% of revenue, for the three months ended March 31, 2024. The percentage of revenue was lower overall predominantly due to the 7.1% increase in revenue during the period, including the rate gains, as well as operational efficiencies resulting from the replacement of contract clinicians with employed clinicians and general improvements in staffing efficiencies across clinical and operations.
General and Administrative
General and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, corporate offices, and other administrative areas as well as executive compensation. Our general and administrative expenses were $46.7 million, or 9.3% of revenue, for the three months ended March 31, 2025, compared to $36.9 million, or 7.9% of revenue, for the three months ended March 31, 2024. The increase in general and administrative as a percentage of revenue is principally due to the favorable out of period legal expense reversal during the three months ended March 31, 2024, stock compensation expense, Nova acquisition costs, and the addition of new full-time employees to support the separation from Select Medical and operate as a standalone public company.
Depreciation and Amortization
Depreciation and amortization expense was $16.6 million for the three months ended March 31, 2025, or 3.3% of revenue compared to $18.5 million for the three months ended March 31, 2024, or 4.0% of revenue. The decrease was due to an intangible asset fully amortizing in June 2024.
Interest Expense
For the three months ended March 31, 2025, we had interest expense of $25.5 million, compared to $0.1 million for the three months ended March 31, 2024. The increase in interest expense was due to the issuance of an $850.0 million term loan and $650.0 million senior notes in July 2024, and due to the $102.1 million of incremental term loan and $50.0 million in borrowings on the revolving credit facility in March 2025, as described in Note 6—“Long-Term Debt”.
Interest Expense on Related Party Debt
For the three months ended March 31, 2025, we had no interest expense on related party debt with Select, compared to $10.0 million for the three months ended March 31, 2024. The decrease in interest expense is due to the payoff of the revolving promissory note with Select during the three months ended December 31, 2024.
Income Taxes
We recorded income tax expense of $13.3 million for the three months ended March 31, 2025, which represented an effective tax rate of 24.6%. We recorded income tax expense of $15.1 million for the three months ended March 31, 2024, which represented an effective tax rate of 23.1%. Our income tax expense is computed based on annual estimates which we allocate throughout the year based on our income. This intra-period tax allocation may cause our effective tax rate to reflect variances when compared to the prior year as estimates of our annual income and the components of our income tax expense change throughout the year.

Non-GAAP Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We believe that the presentation of Adjusted EBITDA and Adjusted EBITDA margin, as defined herein, are important to investors because Adjusted EBITDA and Adjusted EBITDA margin are commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA and Adjusted EBITDA margin are used by management to evaluate financial performance of, and determine resource allocation for, each of our operating segments. However, Adjusted EBITDA and Adjusted EBITDA margin are not measures of financial performance under U.S. GAAP. Items excluded from Adjusted EBITDA and Adjusted EBITDA margin are significant components in understanding and assessing financial performance. Adjusted EBITDA and Adjusted EBITDA margin should not be considered in isolation, or as an alternative to, or substitute for, net income, net income margin, income from operations, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the condensed consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA and Adjusted EBITDA margin are not measurements determined in accordance with U.S. GAAP and are thus susceptible to varying definitions, Adjusted EBITDA and Adjusted EBITDA margin as presented may not be comparable to other similarly titled measures of other companies.
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

	Three Months Ended March 31,
	2025		2024
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue
Reconciliation of Adjusted EBITDA:
Net income	$40,642	8.1%	$50,279	10.8%
Add (Subtract):
Income tax expense	13,254	2.6	15,137	3.2
Interest expense	25,548	5.1	111	—
Interest expense on related party debt	—	—	9,971	2.1
Loss on early retirement of debt	875	0.2	—	—
Stock compensation expense	2,269	0.5	166	—
Depreciation and amortization	16,619	3.3	18,485	4.0
Separation transaction costs(1)	315	0.1	1,993	0.5
Nova acquisition costs	3,137	0.6	—	—
Adjusted EBITDA	$102,659	20.5%	$96,142	20.6%
____________________________________________
(1)    Separation transaction costs represent non-recurring incremental consulting, legal, audit-related fees, and system implementation costs incurred in connection with the Company’s separation into a new, publicly traded company and are included within general and administrative expenses on the condensed consolidated statements of operations.

Adjusted Net Income Attributable to Common Shares and Adjusted Earnings per Common Share
Adjusted Net Income Attributable to Common Shares and Adjusted Earnings per Common Share are used by management to provide useful insight into the underlying performance of our business in each of our operating segments. Adjusted Net Income Attributable to Common Shares and Adjusted Earnings per Common Share are not measures of financial performance under U.S. GAAP and are not intended to be substitutes for U.S. GAAP measures such as net income or earnings per common share. These metrics may differ from similarly titled metrics supported by other companies. Concentra believes that the presentation of Adjusted Net Income Attributable to Common Shares and Adjusted Earnings per Common Share are important to investors because they are reflective of the financial performance of Concentra’s ongoing operations and provide better comparability of its results of operations between period. Investors should consider these measures in addition to, and not as a replacement for, U.S. GAAP results reported in our financial statements.
We define Adjusted Net Income Attributable to Common Shares as net income attributable to common shares, excluding gain (loss) on early retirement of debt, separation transaction costs, acquisition costs, gain (loss) on sale of businesses, and other non-recurring costs not directly tied to operating performance. We define Adjusted Earnings per Common Share as the Adjusted Net Income Attributable to Common Shares divided by the diluted weighted average common shares outstanding.
The following table reconciles net income attributable to common shares and earnings per common share on a fully diluted basis to Adjusted Net Income Attributable to Common Shares and Adjusted Earnings per Common Share on a fully diluted basis.

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2025	Per Share(1)	2024	Per Share(1)
Reconciliation of Adjusted Net Income Attributable to Common Shares:
Net income attributable to common shares(1)	$38,456	$0.30	$48,956	$0.47
Adjustments:(2)
Loss on early retirement of debt	865	0.01	—	—
Separation transaction costs(3)	311	—	1,993	0.02
Nova acquisition costs	3,100	0.02	—	—
Total additions, net	$4,276	$0.03	$1,993	$0.02
Less: tax effect of adjustments(4)	(1,052)	(0.01)	(460)	—
Adjusted Net Income Attributable to Common Shares	$41,680	$0.32	$50,489	$0.49

Weighted average common shares outstanding - diluted		126,647		104,094
_____________________________________
(1)    Net income attributable to common shares and earnings per common share are calculated based on the diluted weighted average common shares outstanding in Note 10—“Earnings Per Share”.
(2)    Reflect the common shares allocation of the adjustments.
(3)    Separation transaction costs represent non-recurring incremental consulting, legal, audit-related fees, and system implementation costs incurred in connection with the Company’s separation into a new, publicly traded company and are included within general and administrative expenses on the condensed consolidated statements of operations.
(4)    Tax impact is calculated using the annual effective tax rate, excluding discrete costs and benefits.

Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2025 and Three Months Ended March 31, 2024
In the following table and analysis, we discuss cash flows from operating activities, investing activities, and financing activities for the periods indicated:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$11,699	$44,622
Net cash used in investing activities	(294,749)	(22,352)
Net cash provided by (used in) financing activities	151,904	(4,092)
Net (decrease) increase in cash	(131,146)	18,178
Cash at beginning of period	183,255	31,374
Cash at end of period	$52,109	$49,552
Operating activities provided $11.7 million and $44.6 million of cash flows during the three months ended March 31, 2025 and 2024, respectively. The decrease in cash flows from operating activities for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024, was primarily due to an increase in interest payments following the recapitalization of debt in July 2024.
Investing activities used $294.7 million and $22.4 million of cash flows for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the principal uses of cash were $15.7 million for purchases of property and equipment under our capital program to open de novos and upgrade and maintain existing facilities, and $279.0 million for acquisitions of businesses, which primarily includes the purchase of Nova. For the three months ended March 31, 2024, the principal uses of cash were $17.2 million for purchases of property and equipment and $5.1 million for acquisitions of businesses.
Financing activities provided $151.9 million and used $4.1 million of cash flows for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, the principal sources of cash were due to the updated term loan, net of issuance costs of $948.8 million and from borrowings on our Revolving Credit Facility of $50.0 million. This was partially offset by payment of the original term loan of $847.9 million. For the three months ended March 31, 2024, the principal uses of cash were distributions to Select of $6.9 million and principal payments on other debt of $2.3 million, offset by $6.6 million in borrowings of other debt.
Capital Resources
We had net working capital of $31.2 million at March 31, 2025, compared to net working capital of $130.0 million at December 31, 2024. The decrease in the net working capital surplus was principally due to a decrease in our cash, which resulted from the Nova acquisition in March 2025. On March 1, 2025, we acquired Nova and financed the transaction using a combination of $102.1 million of new debt financing under the Credit Agreement, $50.0 million of available borrowing capacity under our existing Revolving Credit Facility, and the remaining with cash on hand.
On April 18, 2025, CHSI entered into an equity purchase agreement with Pivot Occupational Health, LLC to acquire all of the outstanding equity interests of Onsite Innovations, LLC (“Pivot Onsite Innovations”). The transaction values Pivot Onsite Innovations at $55 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. The transaction is expected to close in the second quarter of 2025 and is subject to customary closing conditions set forth in the purchase agreement. CHSI currently expects to finance the transaction using a combination of cash on hand and available borrowing capacity under its existing Revolving Credit Facility.
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

Credit Facilities
On July 26, 2024, Concentra Health Services, Inc. (“CHSI”), a wholly-owned subsidiary of Concentra, entered into a senior secured credit agreement (the “Credit Agreement”) that provided for an $850.0 million term loan (the “Term Loan”), and a $400.0 million revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). In March 2025, the Company completed an amendment to the Credit Agreement to increase our Revolving Credit Facility by $50.0 million from $400.0 million to $450.0 million. The interest rate for the Revolving Credit Facility has been reduced from Term SOFR plus 2.50% to Term SOFR plus 2.00%, subject to a leverage-based pricing grid. In addition, the amendment to the Credit Agreement also added new debt through an incremental term loan of $102.1 million, which provides an updated Term Loan of $950.0 million. The Term Loan interest rate has been reduced from Term SOFR plus 2.25% down to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including 25-basis point step down at a net leverage ratio of ≤3.25x.
At March 31, 2025, the Company had $386.4 million of availability under its Revolving Credit Facility after giving effect to $50.0 million of borrowings under the Revolving Credit Facility and $13.6 million of outstanding letters of credit.
The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.50 to 1.00. As of March 31, 2025, the Company was in compliance with all debt covenants.
Hedging
On March 3, 2025 we entered into derivative swap and collar contracts to mitigate our exposure to variable Term SOFR interest rates, which expire on February 29, 2028. The derivative swap contract limits the Term SOFR rate to a fixed rate of 3.829% on $300 million of principal outstanding under our term loan. We also entered into a derivative collar contract, which limits the Term SOFR rate to a cap of 4.500% and floor of 3.001% on $300 million of principal outstanding under our term loan. These derivative contracts limit our Term SOFR variable interest exposure on our $950 million term loan and $50 million of borrowings under the Revolving Credit Facility.
Liquidity
We believe our internally generated cash flows and borrowing capacity under our Revolving Credit Facility will allow us to finance our operations in both the short and long term. As of March 31, 2025, we had cash of $52.1 million and $386.4 million of availability under the Revolving Credit Facility, after giving effect to $50 million of borrowings under the Revolving Credit Facility and $13.6 million of outstanding letters of credit.
As of April 18, 2025 we have a new material cash commitment under our equity purchase agreement with Pivot Occupational Health, LLC to acquire all of the outstanding equity interests of Pivot Onsite Innovations for $55 million, subject to adjustment in accordance with the terms and conditions set forth in the Purchase Agreement. The transaction is expected to close during the second quarter of 2025.
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
Use of Capital Resources
We intend to grow through strategic acquisitions of existing occupational health centers as well as building new de novo centers.
Dividend
On May 6, 2025, the Company’s Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about May 29, 2025, to stockholders of record as of the close of business on May 20, 2025.
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

Recent Accounting Pronouncements
Refer to Note 2— “Accounting Policies” of the notes to our condensed consolidated financial statements included herein for information regarding recent accounting pronouncements.
Effects of Inflation
The healthcare industry is labor intensive and our largest expenses are labor related costs. Wage and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. There has been minimal inflationary impact on our businesses thus far.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our credit facilities, which bear interest rates that are indexed against Term SOFR.
At March 31, 2025, we had outstanding borrowings under our credit facilities consisting of a $950.0 million term loan (excluding unamortized original issue discounts and debt issuance costs of $13.1 million) and $50.0 million of borrowings under our Revolving Credit Facility, which bear interest at variable rates.
In order to mitigate our exposure to rising interest rates, we entered into a derivative swap contract effective on March 3, 2025, which limits the Term SOFR rate to a fixed rate of 3.829% on $300 million of principal outstanding under our term loan. The agreement applies to interest payments through February 29, 2028.
In addition, we entered into a derivative collar contract effective on March 3, 2025, which limits the Term SOFR rate to a cap of 4.500% and floor of 3.001% on $300 million of principal outstanding under our term loan. The agreement applies to interest payments through February 29, 2028.
As of March 31, 2025, the Term SOFR rate was 4.32% and we had $650 million of term loan borrowings and $50.0 million of Revolving Credit Facility, which would be subject to variable interest rates.
At March 31, 2025, each 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $1.5 million per year. Each subsequent 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $1.0 million per year.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of March 31, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the first quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to the “Litigation” section contained within Note 12—“Commitments and Contingencies” of the notes to our condensed consolidated financial statements included herein.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.
Changes to United States tariff and import/export regulations and macroeconomic conditions may have a negative effect on our business, financial condition and results of operations.

The United States has recently enacted and proposed to enact significant new tariffs. Additionally, President Trump has directed various federal agencies to further evaluate key aspects of U.S. trade policy and there has been ongoing discussion and commentary regarding potential significant changes to U.S. trade policies, treaties and tariffs. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs (including retaliatory tariffs in response to tariffs imposed by the United States). These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors and uncertain and volatile macroeconomic conditions, including low productivity growth, declining business investment, inflationary pressures, fluctuating interests rates, concerns regarding the level of U.S. debt, shifts in monetary and fiscal policy, strained international trade relations, and heightened geopolitical pressures could depress economic activity and have a material adverse effect on our business, financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended March 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

Number	Description
2.1
Equity Purchase Agreement, dated January 22, 2025, by and among Concentra Health Services, Inc., U.S. Occmed Holdings, LLC d/b/a Nova Medical Centers, the U. Rohde 2020 Trust, u/t/a dated December 18, 2020, the G. Rohde 2020 Trust, u/t/a dated December 18, 2020, the J. Rohde 2020 Trust, u/t/a dated December 18, 2020, the Rohde 2020 Trust, u/t/a dated December 18, 2020, Occmed Services, LLC, and Shelton Frey, filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on January 23, 2025, and incorporated herein by reference.

2.2*
First Amendment, dated March 1, 2025, to the Equity Purchase Agreement, dated January 22, 2025, by and among Concentra Health Services, Inc., U.S. Occmed Holdings, LLC d/b/a Nova Medical Centers, the U. Rohde 2020 Trust, u/t/a dated December 18, 2020, the G. Rohde 2020 Trust, u/t/a dated December 18, 2020, the J. Rohde 2020 Trust, u/t/a dated December 18, 2020, the Rohde 2020 Trust, u/t/a dated December 18, 2020, Occmed Services, LLC, and Shelton Frey.*

3.1
Amended and Restated Certificate of Incorporation of Concentra Group Holdings Parent, Inc., effective as of July 26, 2024, filed as Exhibit 3.1 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 1, 2024, and incorporated herein by reference.

3.2
Amended and Restated Bylaws of Concentra Group Holdings Parent, Inc., effective as of July 26, 2024, filed as Exhibit 3.2 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 1, 2024, and incorporated herein by reference.

10.1†
Amendment No. 1, dated March 3, 2025, to the Credit Agreement, dated July 26, 2024, by and among Concentra Group Holdings Parent, Inc., Concentra Health Services, Inc., the lenders and issuing banks party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on March 3, 2025, and incorporated herein by reference.

10.2†*	Employment Agreement, dated September 30, 2015, by and between Michael Kosuth and Concentra, Inc.
10.3†*
Employment Agreement, dated November 19, 2010, by and between John R. Anderson, D.O. and Concentra, Inc., as amended by the Amendment to the Employment Agreement, dated May 1, 2012, by and between John R. Anderson D.O. and Occupational Health Centers of Michigan, P.C. and the Second Amendment to the Employment Agreement, dated January 1, 2016, by and between Concentra, Inc. and John R. Anderson D.O.

10.4†*	First Amendment to Employment Agreement, dated February 27, 2025, by and between Michael Kosuth and Concentra, Inc.
10.5†*	Third Amendment to Employment Agreement, dated February 27, 2025, by and between John Anderson and Concentra, Inc.
10.6†*	First Amendment to Employment Agreement, dated February 27, 2025, by and between John deLorimier and Concentra, Inc.
10.7†*	First Amendment to Employment Agreement, dated February 27, 2025, by and between W. Keith Newton and Concentra, Inc.
10.8†*	Second Amendment to Employment Agreement, dated February 27, 2025, by and between Matthew DiCanio and Concentra, Inc.
10.9†*	First Amendment to Employment Agreement, dated February 27, 2025, by and between Su Zan Nelson and Concentra, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer, and President and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________________________________
*    Filed herewith
†    Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCENTRA GROUP HOLDINGS PARENT, INC.

Dated: May 7, 2025	By:	/s/ Matthew T. DiCanio
Matthew T. DiCanio
President and Principal Financial Officer
(Duly Authorized Officer)

Dated: May 7, 2025	By:	/s/ Su Zan Nelson
Su Zan Nelson
Executive Vice President, Chief Accounting Officer
(Principal Accounting Officer)