Form 10-Q
period 2025-06-30
Concentra Group Holdings Parent, Inc.
filed 2025-08-07
CIK 2014596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2025, Concentra Group Holdings Parent, Inc. had outstanding 128,170,952 shares of common stock.
Unless the context indicates otherwise, any reference in this report to “Concentra” refers to Concentra Group Holdings Parent, Inc. and its subsidiaries. References to the “Company,” “we,” “us,” and “our” refer collectively to Concentra and its subsidiaries.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value and share data)

	June 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$73,872	$183,255
Accounts receivable	271,752	217,719
Prepaid income taxes	5,280	1,544
Other current assets	44,263	34,689
Total current assets	395,167	437,207
Operating lease right-of-use assets	473,334	435,595
Property and equipment, net	220,278	197,930
Goodwill	1,480,653	1,234,707
Other identifiable intangible assets, net	257,261	204,725
Other assets	14,891	11,000
Total assets	$2,841,584	$2,521,164
LIABILITIES AND EQUITY
Current liabilities:
Current operating lease liabilities	$83,279	$75,442
Current portion of long-term debt and notes payable	13,921	10,093
Accounts payable	38,877	19,752
Accrued and other liabilities	198,992	201,899
Total current liabilities	335,069	307,186
Non-current operating lease liabilities	430,439	396,914
Long-term debt, net of current portion	1,652,003	1,468,917
Non-current deferred tax liability	24,362	25,380
Other non-current liabilities	32,331	24,043
Total liabilities	2,474,204	2,222,440
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	19,560	18,013
Stockholders’ equity:
Common stock, $0.01 par value, 700,000,000 shares authorized, 128,170,952 and 128,125,952 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,282	1,281
Capital in excess of par	265,390	260,837
Retained earnings	79,827	13,553
Accumulated other comprehensive loss	(3,863)	—
Total stockholders’ equity	342,636	275,671
Non-controlling interests	5,184	5,040
Total equity	347,820	280,711
Total liabilities and equity	$2,841,584	$2,521,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$550,785	$477,915	$1,051,537	$945,513
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	389,334	339,273	746,435	676,263
General and administrative, exclusive of depreciation and amortization(1)	52,931	36,828	99,644	73,737
Depreciation and amortization	18,998	17,870	35,617	36,355
Total costs and expenses	461,263	393,971	881,696	786,355
Other operating income	20	—	20	284
Income from operations	89,542	83,944	169,861	159,442
Other income and expense:
Loss on early retirement of debt	—	—	(875)	—
Equity in losses of unconsolidated subsidiaries	—	(3,676)	—	(3,676)
Interest (expense) income	(28,193)	205	(53,741)	94
Interest expense on related party debt	—	(9,318)	—	(19,289)
Income before income taxes	61,349	71,155	115,245	136,571
Income tax expense	15,155	18,096	28,409	33,233
Net income	46,194	53,059	86,836	103,338
Less: net income attributable to non-controlling interests	1,634	1,322	3,365	2,645
Net income attributable to the Company	$44,560	$51,737	$83,471	$100,693
Earnings per common share (Note 10):
Basic and diluted	$0.35	$0.50	$0.65	$0.97
____________________________________________
(1)    Includes transition services agreement fees of $3.5 million and $7.2 million for the three and six months ended June 30, 2025, and shared service fees from a related party of $3.8 million and $7.7 million for the three and six months ended June 30, 2024. See Note 11—“Relationship with Select”, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$46,194	$53,059	$86,836	$103,338
Other comprehensive loss, net of tax:
Loss on derivatives	(2,425)	—	(4,233)	—
Reclassification adjustment for gains included in net income	284	—	370	—
Net change, net of tax benefit of $686 and $1,260 for the three and six months ended June 30, 2025	(2,141)	—	(3,863)	—
Comprehensive income	44,053	53,059	82,973	103,338
Less: comprehensive income attributable to non-controlling interests	1,634	1,322	3,365	2,645
Comprehensive income attributable to the Company	$42,419	$51,737	$79,608	$100,693

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands, except per share amounts)

	For the Six Months Ended June 30, 2025
	Common Stock Issued	Common Stock Par Value	Capital in excess of par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	128,126	$1,281	$260,837	$13,553	$—	$275,671	$5,040	$280,711
Net income attributable to the Company				38,911		38,911		38,911
Net income attributable to non-controlling interests						—	293	293
Cash dividends declared for common shareholders ($0.0625 per share)				(8,010)		(8,010)		(8,010)
Issuance of restricted stock	46	1	(1)			—		—
Stock compensation expense			2,269			2,269		2,269
Other comprehensive loss					(1,722)	(1,722)		(1,722)
Balance at March 31, 2025	128,172	$1,282	$263,105	$44,454	$(1,722)	$307,119	$5,333	$312,452
Net income attributable to the Company				44,560		44,560		44,560
Net income attributable to non-controlling interests						—	219	219
Distributions to and purchases of non-controlling interests						—	(368)	(368)
Cash dividends declared for common stockholders ($0.0625 per share)				(8,011)		(8,011)		(8,011)
Forfeitures of unvested restricted stock	(1)					—		—
Stock compensation expense			2,285			2,285		2,285
Redemption value adjustment on non-controlling interests				(1,176)		(1,176)		(1,176)
Other comprehensive loss					(2,141)	(2,141)		(2,141)
Balance at June 30, 2025	128,171	$1,282	$265,390	$79,827	$(3,863)	$342,636	$5,184	$347,820
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2025	2024
Operating activities
Net income	$86,836	$103,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,617	36,355
Equity in losses of unconsolidated subsidiaries	—	3,676
Loss on extinguishment of debt	51	—
Loss on sale of assets	—	42
Stock compensation expense	4,554	332
Amortization of debt discount and issuance costs	1,971	—
Deferred income taxes	(2,205)	(1,618)
Other	1,107	59
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(26,251)	(12,829)
Other current assets	(7,781)	1,224
Other assets	2,303	(4,217)
Accounts payable and accrued liabilities	3,876	(11,307)
Net cash provided by operating activities	100,078	115,055
Investing activities
Business combinations, net of cash acquired	(333,300)	(5,144)
Purchases of property and equipment	(40,958)	(32,494)
Proceeds from sale of assets	1	23
Net cash used in investing activities	(374,257)	(37,615)
Financing activities
Borrowings on revolving facilities	85,000	—
Borrowings from related party revolving promissory note	—	10,000
Payments on related party revolving promissory note	—	(60,000)
Proceeds from term loans, net of issuance costs	948,848	—
Payments on term loans	(850,250)	—
Borrowings of other debt	6,575	6,618
Principal payments on other debt	(6,505)	(4,378)
Dividends paid to common stockholders	(16,021)	—
Distributions to and purchases of non-controlling interests	(2,851)	(2,643)
Distributions to Select	—	(7,742)
Net cash provided by (used in) financing activities	164,796	(58,145)
Net (decrease) increase in cash	(109,383)	19,295
Cash at beginning of period	183,255	31,374
Cash at end of period	$73,872	$50,669
Supplemental information
Cash paid for interest	$54,432	$19,512
Cash paid for taxes	$35,568	$34,009

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
The Company is the largest provider of occupational health services in the United States based on number of locations. As of June 30, 2025, we operated 628 stand-alone occupational health centers in 41 states and 406 onsite health clinics at employer worksites in 43 states. The Company provides a diverse and comprehensive array of occupational health services, including workers’ compensation and employers services, and consumer health services.
2.    Accounting Policies
Basis of Presentation and Consolidation
The Company operated as part of Select Medical Corporation (“Select”) until Select made a special stock distribution of 104,093,503 shares of the Company’s common stock to Select’s stockholders (the “Distribution”) on November 25, 2024. The Company’s consolidated financial statements prior to the Distribution have been prepared from Select’s historical accounting records and derived from the condensed consolidated financial statements of Select to present the Company as if it had been operating on a standalone basis. The unaudited condensed consolidated financial statements of the Company as of June 30, 2025, and for the three and six months ended June 30, 2025 and 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, certain information and disclosures required by GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.
The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2025. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (File No. 001-42188).
The condensed consolidated financial statements include the assets, liabilities, revenue, and expenses based on our legal entity structure as well as direct and indirect costs that are attributable to our operations. Indirect costs are the costs of support functions that are partially provided on a centralized basis by Select and its affiliates, which include finance, human resources, benefits administration, information technology, legal, corporate governance and other professional services. Indirect costs were allocated to the Company, prior to the IPO, for the purposes of preparing the consolidated financial statements based on a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method, primarily based on headcount or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented, depending on the nature of the services received. Subsequent to the IPO, the support services provided by Select have been billed to the Company pursuant to a transitional services agreement, as further described in Note 11—“Relationship with Select”.
The income tax amounts in these condensed consolidated financial statements prior to the Distribution have been calculated based on a separate return methodology and are presented as if our income gave rise to separate federal and state consolidated income tax return filing obligations in the respective jurisdictions in which we operate. Adjustments to income tax expense resulting from the application of the separate return methodology, as compared to tax obligations determined by the Company’s inclusion in Select’s consolidated income tax provision, were assumed to be immediately settled with Select through contributed capital/capital in excess of par as reflected on the condensed consolidated balance sheets, and reflected as a (distribution)/contribution to Select on the condensed consolidated statements of changes in equity and the condensed consolidated statements of cash flows within financing activities.
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
Our designated derivative contracts include interest rate swap and collar agreements, which effectively modify the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed-rate basis (for interest rate swap arrangements) and capping and flooring the interest rates (for collar arrangements) through February 2028, thus reducing the impact of interest-rate changes on future interest expense. These agreements involve the receipt of floating-rate amounts in exchange of fixed-rate interest payments and the application of cap and floor rates over the term of the agreements without an exchange of the underlying principal amount.
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
3.    Redeemable Non-Controlling Interests
The Company’s redeemable non-controlling interests are comprised of membership interests held by equity holders other than the Company in five less than wholly-owned subsidiaries. These shares are subject to redemption rights. The changes in redeemable non-controlling interests are as follows:

	2025	2024
	(in thousands)
Balance as of January 1	$18,013	$16,477
Net income attributable to redeemable non-controlling interests	1,438	1,053
Distributions to redeemable non-controlling interests	(842)	(1,174)
Redemption value adjustment on redeemable non-controlling interests	—	1,901
Balance as of March 31	$18,609	$18,257
Net income attributable to redeemable non-controlling interests	1,415	1,078
Distributions to and purchases of redeemable non-controlling interests	(1,640)	(793)
Redemption value adjustment on redeemable non-controlling interests	1,176	(132)
Balance as of June 30	$19,560	$18,410
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
As of June 30, 2025, and December 31, 2024, the total assets of the Company’s variable interest entities were $243.7 million and $213.9 million, respectively, and are principally comprised of accounts receivable. As of June 30, 2025, and December 31, 2024, the total liabilities of the Company’s variable interest entities were $60.9 million and $57.5 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $167.0 million and $157.0 million as of June 30, 2025, and December 31, 2024, respectively. These intercompany balances are eliminated in consolidation.
5.    Leases
The Company’s total lease cost is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$29,221	$25,077	$56,538	$49,867
Finance lease cost:
Amortization of right-of-use assets	37	109	95	320
Interest on lease liabilities	38	77	36	132
Variable lease cost	6,206	5,293	11,821	10,549
Total lease cost	$35,502	$30,556	$68,490	$60,868
6.     Long-Term Debt
As of June 30, 2025, the Company’s long-term debt is as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value
	(in thousands)
6.875% senior notes	$650,000	$—	$(11,141)	$638,859
Credit facilities:
Revolving Credit Facility	85,000	—	—	85,000
Term Loan	947,625	(917)	(11,679)	935,029
Other debt(1)	7,036	—	—	7,036
Total debt	$1,689,661	$(917)	$(22,820)	$1,665,924
____________________________________________
(1)        Other debt is primarily comprised of insurance financing arrangements, promissory notes executed in connection with business combinations, and finance leases.
As of June 30, 2025, principal maturities of the Company’s long-term debt and notes payable are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
6.875% senior notes	$—	$—	$—	$—	$—	$650,000	$650,000
Credit facilities:
Revolving Credit Facility	—	—	—	—	85,000	—	85,000
Term Loan	4,750	9,500	9,500	9,500	9,500	904,875	947,625
Other debt, including finance leases	3,596	1,223	487	504	161	1,065	7,036
Total debt	$8,346	$10,723	$9,987	$10,004	$94,661	$1,555,940	$1,689,661

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
At June 30, 2025, the Company had $342.8 million of availability under its Revolving Credit Facility after giving effect to $85.0 million of borrowings under the Revolving Credit Facility and $22.2 million of outstanding letters of credit.
The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.50 to 1.00. As of June 30, 2025, our leverage ratio was 3.8x.
7.    Supplemental Disclosures
The following table sets forth the components of other current assets on the condensed consolidated balance sheets:

	June 30, 2025	December 31, 2024
	(in thousands)
Prepaid expenses	$25,845	$15,096
Other current assets	18,418	19,593
Other current assets	$44,263	$34,689
The following table sets forth the components of accrued and other liabilities on the condensed consolidated balance sheets:

	June 30, 2025	December 31, 2024
	(in thousands)
Accrued payroll	$70,343	$75,657
Accrued vacation	46,458	43,647
Accrued interest	21,182	21,849
Accrued other	59,878	58,396
Income taxes payable	1,131	2,350
Accrued and other liabilities	$198,992	$201,899

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

The fair values and the levels within the fair value hierarchy of financial instruments recorded on the condensed consolidated balance sheets were (in thousands):

			June 30, 2025		December 31, 2024
Financial Instrument	Level	Balance Sheet Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivatives designated as hedging instruments			(in thousands)
Swap contracts	Level 2	Other current assets	$9	$9	$—	$—
Swap contracts	Level 2	Non-current liability	(3,292)	(3,292)	—	—
Total swap contracts			(3,283)	(3,283)	—	—

Collar contracts	Level 2	Current liability	(236)	(236)	—	—
Collar contracts	Level 2	Non-current liability	(1,604)	(1,604)	—	—
Total collar contracts			(1,840)	(1,840)	—	—
Total fair value			$(5,123)	$(5,123)	$—	$—

6.875% senior notes	Level 2		$638,859	$672,750	$638,075	$660,972
Credit facilities:
Revolving Credit Facility	Level 2		$85,000	$83,725	$—	$—
Term Loan	Level 2		$935,029	$948,810	$835,412	$853,174
The Company’s other financial instruments, which primarily consist of cash, accounts receivable, and accounts payable, approximate fair value because of the short-term maturities of these instruments.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9.    Revenue
The following table disaggregates the Company’s revenue for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Occupational health centers:
Workers’ compensation	$332,191	$288,405	$634,298	$568,271
Employer services	174,318	153,305	334,458	304,040
Consumer health	7,177	7,669	15,788	15,995
Other occupational health center revenue	2,452	1,861	4,516	4,006
Total occupational health center revenue	516,138	451,240	989,060	892,312
Onsite health clinics	22,569	15,539	39,119	31,396
Other	12,078	11,136	23,358	21,805
Total revenue	$550,785	$477,915	$1,051,537	$945,513

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10.    Earnings per Share
As of June 30, 2025, the Company’s capital structure consists of common stock and unvested restricted stock. To calculate earnings per share (“EPS”) for the three and six months ended June 30, 2025, the Company applied the two-class method because its unvested restricted shares were participating securities.
As of June 30, 2024, the Company’s capital structure consists of common stock. There were no participating shares or securities outstanding during the three and six months ended June 30, 2024.
The following table sets forth the net income attributable to the Company, its shares, and its participating shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$46,194	$53,059	$86,836	$103,338
Less: net income attributable to non-controlling interests	1,634	1,322	3,365	2,645
Net income attributable to the Company	44,560	51,737	83,471	100,693
Less: distributed and undistributed net income attributable to participating securities	530	—	985	—
Distributed and undistributed net income attributable to common shares	$44,030	$51,737	$82,486	$100,693
The following tables set forth the computation of EPS. The Company applied the two-class method for the three and six months ended June 30, 2025.

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
	Net Income Attributable to the Company	Shares(1)	Basic and Diluted EPS	Net Income Attributable to the Company	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$44,030	126,647	$0.35	$51,737	104,094	$0.50
Participating securities	530	1,524	$0.35	—	—	$—
Total Company	$44,560	128,171	$0.35	$51,737	104,094	$0.50

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
	Net Income Attributable to the Company	Shares(1)	Basic and Diluted EPS	Net Income Attributable to the Company	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$82,486	126,647	$0.65	$100,693	104,094	$0.97
Participating securities	985	1,512	$0.65	—	—	$—
Total Company	$83,471	128,159	$0.65	$100,693	104,094	$0.97
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
Shared Services Agreement and Transition Services Agreement with Select
The Company pays a fee for the shared support functions provided on a centralized basis by Select and its affiliates. Prior to the IPO, the shared services fee was governed by a shared services agreement between the Company and Select which was reassessed and adjusted annually. The transition services agreement, which became effective concurrent with the IPO, now provides the framework for the services provided by Select and the applicable fee for such services. Transition services agreement fees were $3.5 million and $7.2 million for the three and six months ended June 30, 2025, and shared service fees from a related party were $3.8 million and $7.7 million for the three and six months ended June 30, 2024.
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
Physical Therapy Billing. On October 7, 2021, Select Medical Corporation (“Select”) received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating Select in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to Select’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from Select. In October and December 2021, the DOJ requested, and Select furnished, records relating to six of Select’s outpatient therapy clinics in Florida. In 2022 and 2023, the DOJ requested certain data relating to all of Select’s outpatient therapy clinics nationwide, and sought information about Select’s ability to produce additional data relating to the physical therapy services furnished by Select’s outpatient therapy clinics and Concentra. Select has produced data and other documents requested by the DOJ and is fully cooperating on this investigation. In May 2024, by order of the U.S. District Court for the Middle District of Florida, a qui tam lawsuit that is related to the DOJ’s investigation was unsealed after the U.S. filed a notice declining to intervene in the case, but stating that its investigation is continuing and reserving its right to intervene at a later date. The lawsuit, filed in May 2021 and amended by a first amended complaint in October 2021 and by a second amended complaint in July 2024, was brought by Kathleen Kane, a physical therapist formerly employed in Select’s outpatient division, against Select Medical Corporation, Select Physical Therapy Holdings, Inc. and Select Employment Services, Inc. The second amended complaint alleged that the defendants billed Federally funded health programs for one-on-one therapy services when group therapy was performed or overbilled for one-on-one therapy services, and billed for unreimbursable unskilled physical therapy services. In June 2025, the district court granted Select’s motion to dismiss the second amended complaint, and allowed Ms. Kane a final opportunity to amend her lawsuit. In July 2025, Ms. Kane filed her third amended complaint, which contains substantially the same allegations as the second amended complaint. Select intends to file a motion to dismiss the third amended complaint. At this time, the Company is unable to predict the timing and outcome of this matter.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$550,785	$477,915	$1,051,537	$945,513

Expenses:(1)
Personnel expenses	307,466	265,087	589,124	533,459
Facility expenses	51,292	45,038	99,674	88,843
Other expenses	77,009	66,190	145,062	125,469
Total segment expenses	435,767	376,315	833,860	747,771
Segment Adjusted EBITDA	$115,018	$101,600	$217,677	$197,742

Total assets	$2,841,584	$2,363,338	$2,841,584	$2,363,338
Purchases of property and equipment	$25,226	$15,263	$40,958	$32,494
Depreciation and amortization	$18,998	$17,870	$35,617	$36,355
____________________________________________
(1)    Includes transition services agreement fees of $3.5 million and $7.2 million for the three and six months ended June 30, 2025, and shared service fees from a related party of $3.8 million and $7.7 million for the three and six months ended June 30, 2024. See Note 11—“Relationship with Select”, for additional information.
Segment Adjusted EBITDA is calculated as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, separation transaction costs, acquisition costs, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries.
The following table reconciles Segment Adjusted EBITDA to income before income taxes for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)
Segment Adjusted EBITDA	$115,018	$101,600	$217,677	$197,742
Interest (expense) income	(28,193)	205	(53,741)	94
Interest expense on related party debt	—	(9,318)	—	(19,289)
Loss on early retirement of debt	—	—	(875)	—
Equity in losses of unconsolidated subsidiaries	—	(3,676)	—	(3,676)
Stock compensation expense	(2,285)	(166)	(4,554)	(332)
Depreciation and amortization	(18,998)	(17,870)	(35,617)	(36,355)
Separation transaction costs(1)	(1,360)	380	(1,675)	(1,613)
Nova and Pivot Onsite Innovations acquisition costs	(2,833)	—	(5,970)	—
Income before income taxes	$61,349	$71,155	$115,245	$136,571
____________________________________________
(1)    Separation transaction costs represent non-recurring incremental consulting, legal, audit-related fees, system implementation, and software disposal costs incurred in connection with the Company’s separation into a new, publicly traded company and are included within general and administrative expenses on the condensed consolidated statements of operations.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
14.    Acquisitions
Nova Acquisition
Effective March 1, 2025, the Company acquired Nova Medical Centers (“Nova”). CHSI entered into an equity purchase agreement to acquire all of the outstanding membership interests for a purchase price of $265.0 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. We financed the transaction using a combination of $102.1 million of new debt financing under the Credit Agreement, $50.0 million of available borrowing capacity under our existing Revolving Credit Facility, and the remaining with cash on hand.
Nova operates 67 occupational health centers in five states, providing workers’ compensation injury care services, physical therapy, drug and alcohol screening, and pre-employment physicals as part of their full suite of occupational health services.
The Nova acquisition met the definition of a business pursuant to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and the acquisition was accounted for as a business combination under the acquisition method of accounting. The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair values are based on inputs that are unobservable in the market and therefore represent Level 3 inputs.
The Company is in the process of completing its assessment of the acquisition-date fair values of the assets acquired and liabilities assumed and determining the estimated useful lives of long-lived assets and finite-lived intangible assets; therefore, the values set forth are subject to adjustment during the measurement period. The amount of these potential adjustments could be significant. The Company expects to complete its final purchase price allocation during the 12-month period subsequent to the Nova acquisition closing date.
Pursuant to ASC Topic 810, Consolidation, certain Nova affiliated entities were determined to be a variable interest entity, and the Company was determined to be their primary beneficiary. As a result, the Company obtained a controlling financial interest and Nova has been consolidated into the Company's financial results.
The following table reconciles the preliminary allocation of estimated fair value of the assets acquired and liabilities assumed to the consideration given for the acquired business (in thousands):

Accounts receivable	$19,275
Other current assets	1,525
Operating lease right-of-use assets	30,080
Property and equipment	2,636
Goodwill	206,960
Identifiable intangible assets	38,830
Other assets	780
Total assets	300,086
Accrued and other current liabilities	5,001
Non-current operating lease liabilities	30,080
Total liabilities	35,081
Consideration given	$265,005

The measurement period adjustments recorded in the second quarter primarily relate to acquired operating lease right-of-use assets and lease liabilities.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The preliminary valuations of tangible assets were derived using a combination of the market and cost approaches. Significant judgments used in valuing tangible assets include estimated determination of age, condition, remaining useful life, and estimated fair market value.
The preliminary estimated fair values of identifiable intangible assets, consisting of customer relationships, were determined with the assistance of a third-party valuation specialist. The fair values are based on inputs that are unobservable in the market and therefore represent Level 3 inputs. Preliminary fair values assigned to identifiable intangible assets were determined using the income approach which relies on the following assumptions: discount rate, customer attrition rates, EBITDA margin, and useful life of customer relationships. The analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. Useful lives for identifiable intangible assets were determined based upon the income approach, which determines the remaining useful economic lives of the identifiable intangible assets that are expected to contribute directly or indirectly to future cash flows.

	Fair Value	Weighted Average Amortization Period
	(in thousands)	(in years)
Customer relationships	$38,830	9 years
Identifiable intangible assets	$38,830

The preliminary estimate for goodwill of $207.0 million has been recognized for the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill is derived from Nova’s future earnings potential and its assembled workforce. The amount of goodwill is expected to be deductible for tax purposes.

For the three months ended June 30, 2025, Nova had total revenue of $31.4 million, which was included in the condensed consolidated financial statements. For the period March 1, 2025 through June 30, 2025, Nova had total revenue of $42.6 million, which was included in the condensed consolidated financial statements.
Pivot Onsite Innovations Acquisition
Effective June 1, 2025, the Company acquired Onsite Innovations, LLC (“Pivot Onsite Innovations”) from Pivot Occupational Health, LLC. CHSI entered into an equity purchase agreement to acquire all of the outstanding equity interests for a purchase price of $54.4 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. We financed the transaction using a combination of $35.0 million of available borrowing capacity under our existing Revolving Credit Facility and the remaining with cash on hand.
Pivot Onsite Innovations operates over 240 onsite health clinics at employer locations in over 40 states, providing occupational health, wellness, prevention, and performance services. The acquisition enabled the Company to expand to over 400 onsite health clinics at employer worksites.
The Pivot Onsite Innovations acquisition met the definition of a business pursuant to Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, and the acquisition was accounted for as a business combination under the acquisition method of accounting. The Company allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair values are based on inputs that are unobservable in the market and therefore represent Level 3 inputs.
The Company is in the process of completing its assessment of the acquisition-date fair values of assets acquired and liabilities assumed and determining the estimated useful lives of long-lived assets and finite-lived intangible assets; therefore, the values set forth are subject to adjustment during the measurement period. The amount of these potential adjustments could be significant. The Company expects to complete its final purchase price allocation during the 12-month period subsequent to the Pivot Onsite Innovations acquisition closing date.
Pursuant to ASC Topic 810, Consolidation, the Company obtained a controlling interest in the company by acquiring all of the outstanding equity interests of Pivot Onsite Innovations. As a result, Pivot Onsite Innovations has been consolidated into the Company's financial results.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table reconciles the preliminary allocation of estimated fair value of identifiable net assets and goodwill to the consideration given for the acquired business (in thousands):

Identifiable tangible assets	$8,852
Identifiable intangible assets	14,340
Goodwill	34,431
Total assets	57,623
Total liabilities	3,175
Consideration given	$54,448
The preliminary valuations of tangible assets were derived using a combination of the market and cost approaches. Significant judgments used in valuing tangible assets include estimated determination of age, condition, remaining useful life, and estimated fair market value.
The preliminary estimated fair values of identifiable intangible assets, consisting of customer relationships, were determined with the assistance of a third-party valuation specialist. The fair values are based on inputs that are unobservable in the market and therefore represent Level 3 inputs. Preliminary fair values assigned to identifiable intangible assets were determined using the income approach which relies on the following assumptions: discount rate, customer attrition rates, EBITDA margin, and useful life of customer relationships. The analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. Useful lives for identifiable intangible assets were determined based upon the income approach, which determines the remaining useful economic lives of the identifiable intangible assets that are expected to contribute directly or indirectly to future cash flows.

	Fair Value	Weighted Average Amortization Period
	(in thousands)	(in years)
Customer relationships	$14,340	6 years
Identifiable intangible assets	$14,340
The preliminary estimate for goodwill of $34.4 million has been recognized for the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill is derived from Pivot Onsite Innovations’ future earnings potential and its assembled workforce. The amount of goodwill is expected to be deductible for tax purposes.
Pro Forma Results
The following unaudited consolidated pro forma financial results combine the historical results of Nova, Pivot Onsite Innovations and the Company to present the results as if the Nova and Pivot Onsite Innovations acquisitions had occurred on January 1, 2024. The pro forma information is presented for illustration purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisition occurred on that date, nor is it indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited) (in thousands)
Total revenue	$561,147	$526,465	$1,098,450	$1,041,382
Net income attributable to the Company	$46,401	$53,486	$90,829	$103,762
The pro forma financial information is based on the preliminary allocation of the purchase price of the Nova and Pivot Onsite Innovations acquisitions and is therefore subject to adjustment upon finalizing the purchase price allocation, as described above, during the measurement period. The net income tax impact was calculated at the effective tax rate, as Nova and Pivot Onsite Innovations had been a subsidiary of the Company as of January 1, 2024.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Pro forma results were adjusted to exclude acquisition-related expenses incurred by the Company that are directly attributable to the transactions. These excluded costs primarily consist of legal, advisory, and transaction-related compensation expenses that are nonrecurring in nature and not reflective of the ongoing operations of the combined business.
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

Deferred Hedging Gains and Losses on Cash Flow Hedges

Based on our valuation at June 30, 2025 and assuming market rates remain constant through contract maturities, we expect transfers to earnings of the existing gains or losses reported in accumulated other comprehensive income on interest rate cash flow hedges during the next 12 months to correspond to the current and non-current assets and liabilities portion of the derivative as disclosed in Note 8—“Fair Value of Financial Instruments”.

Derivative Impact on the Statements of Comprehensive Income

The following table presents the pre-tax amounts of derivative gains or losses deferred into accumulated other comprehensive income and the income statement line item that will be affected when reclassified to earnings (in thousands):

		Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Accumulated Other Comprehensive Income Component (OCI)	Location of Losses When Reclassified to Net Income/(Loss)	Gains/(Losses) Recognized in OCI Related to Derivatives Designated as Hedging Instruments
Cash flow hedges:
Swap contracts	Interest expense	$(1,871)	$(3,283)
Collar contracts	Interest expense	(956)	(1,840)
Total losses recognized in statements of comprehensive income		$(2,827)	$(5,123)

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Derivative Impact on the Statements of Income

The following tables present the pre-tax amounts of derivative gains or (losses) recorded to earnings and the affected income statement line items (in thousands):

	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
	Interest expense
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges(1):
Swap contracts	$376	$491
Collar contracts(2)	—	—
Total gains recognized in statements of income	$376	$491
____________________________________________
(1)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income to earnings.
(2)    As of the reporting date, the 1-month Term SOFR remains within the specified cap strike and floor strike bands. Consequently, there are no payments required to be exchanged under this agreement.
16.    Accumulated Other Comprehensive Income
The components of, and changes in, accumulated other comprehensive income, net of tax, were as follows (in thousands):

Net Cash Flow Hedge Adjustments
Balance as of March 31, 2025	$(1,722)
Net deferred (losses)/gains on cash flow hedges	(2,425)
Net deferred gains/(losses) on cash flow hedges reclassified to net income	284
Balance as of June 30, 2025	$(3,863)

Net Cash Flow Hedge Adjustments
Balance as of December 31, 2024	$—
Net deferred (losses)/gains on cash flow hedges	(4,233)
Net deferred gains/(losses) on cash flow hedges reclassified to net income	370
Balance as of June 30, 2025	$(3,863)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income were as follows (in thousands):

	Three Months Ended June 30, 2025			Six Months Ended June 30, 2025
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Net deferred (losses)/gains on cash flow hedges	$(3,203)	$778	$(2,425)	$(5,614)	$1,381	$(4,233)
Net deferred gains/(losses) on cash flow hedges reclassified to net income	$376	$(92)	$284	$491	$(121)	$370

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

		Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Accumulated Other Comprehensive Income (OCI) Component	Affected Line Item in the Statements of Income	Reclassified from Accumulated OCI to Earnings
Gains/(losses) on cash flow hedges:
Swap contract	Interest expense	$376	$491
Collar contract(1)	Interest expense	—	—
Gains/(losses) on hedges before income taxes		$376	$491
Income tax expense		(92)	(121)
Gains on hedges		$284	$370
____________________________________________
(1)    As of the reporting date, the 1-month Term SOFR remains within the specified cap strike and floor strike bands. Consequently, no amounts have been reclassified from OCI to earnings.
17.    Subsequent Events
On August 6, 2025, the Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable August 28, 2025, to stockholders of record as of the close of business on August 21, 2025.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted in the United States. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. We are currently assessing its impact on our unaudited condensed consolidated financial statements.

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
Overview
We were founded in 1979 and have grown to be the largest provider of occupational health services in the United States by number of locations. Our national presence enables us to provide access to high-quality care that supports our mission to improve the health of America’s workforce. As of June 30, 2025, we operated 628 stand-alone occupational health centers in 41 states and 406 onsite health clinics at employer worksites in 43 states. We also have expanded our reach via our telemedicine program serving 43 states and the District of Columbia. In total, we deliver services across 47 states and the District of Columbia. Our patients are generally employed by our main customers — employers across the United States.
Our business is organized into three operating segments based primarily on the type or location of occupational health services provided:
•Occupational health centers: Our occupational health centers operating segment encompasses the occupational health services we deliver at our 628 occupational health center facilities across the United States. In this operating segment, we serve all types of employers, from Fortune 100 to small businesses. The occupational health services provided in this operating segment include workers’ compensation and employer services and we also provide consumer health services.
•Onsite health clinics: Our onsite health clinics operating segment delivers occupational health services and/or employer-sponsored primary care services at an employer’s workplace, including mobile health services and episodic specialty testing services — we deliver our services at 406 permanent on-site locations and multiple other employer locations through our episodic services. In this segment, we serve medium to large-sized employers.
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
The following table represents the percentage of revenue by our operating segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Occupational health centers	94%	95%	94%	95%
Onsite health clinics	4%	3%	4%	3%
Other businesses	2%	2%	2%	2%
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
The following table sets forth the percentage of our overall visits per day (“VPD”) volume in our occupational health center operating segment by service offering, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Workers’ compensation services	45%	45%	45%	45%
Employer services	53%	53%	53%	53%
Consumer health services	2%	2%	2%	2%
The following table sets forth the percentage of visit-related revenue in our occupational health center operating segment by service offering, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Workers’ compensation services	64%	64%	64%	64%
Employer services	34%	34%	34%	34%
Consumer health services	2%	2%	2%	2%

Significant Events
Nova Acquisition
Effective March 1, 2025, the Company acquired Nova Medical Centers (“Nova”). CHSI entered into an equity purchase agreement to acquire all of the outstanding membership interests for a purchase price of $265.0 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. We financed the transaction using a combination of $102.1 million of new debt financing under the Credit Agreement, $50.0 million of available borrowing capacity under our existing Revolving Credit Facility, and the remaining with cash on hand.
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
Pivot Onsite Innovations Acquisition
Effective June 1, 2025, the Company acquired Onsite Innovations, LLC (“Pivot Onsite Innovations”) from Pivot Occupational Health, LLC. CHSI entered into an equity purchase agreement to acquire all of the outstanding equity interests for a purchase price of $54.4 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. We financed the transaction using a combination of $35.0 million of available borrowing capacity under our existing Revolving Credit Facility and the remaining with cash on hand.
Pivot Onsite Innovations operates over 240 onsite health clinics at employer locations in over 40 states, providing occupational health, wellness, prevention, and performance services. The acquisition enabled the Company to expand to over 400 onsite health clinics at employer worksites.
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
The following table sets forth operating statistics for our occupational health centers operating segment for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024	% Change	2025		2024	% Change
Number of patient visits
Workers’ compensation	1,589,981		1,455,254	9.3%	3,034,861		2,888,338	5.1%
Employer services	1,877,383		1,702,399	10.3%	3,573,795		3,361,690	6.3%
Consumer health	52,956		56,602	(6.4)%	116,032		119,882	(3.2)%
Total	3,520,320		3,214,255	9.5%	6,724,688		6,369,910	5.6%
VPD Volume
Workers’ compensation	24,843		22,739	9.3%	23,897		22,565	5.9%
Employer services	29,334		26,600	10.3%	28,140		26,263	7.1%
Consumer health	827		884	(6.4)%	914		937	(2.5)%
Total	55,005	(1)	50,223	9.5%	52,950	(1)	49,765	6.4%
Revenue per visit
Workers’ compensation	$208.93		$198.18	5.4%	$209.00		$196.75	6.2%
Employer services	92.85		90.05	3.1%	93.59		90.44	3.5%
Consumer health	135.52		135.49	—%	136.06		133.42	2.0%
Total	$145.92		$139.81	4.4%	$146.41		$139.45	5.0%
Business days	64		64		127		128
____________________________________________
(1)    Does not total due to rounding.

Facility Counts
The following table sets forth facility counts for our occupational health centers and onsite health clinics operating segments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Number of occupational health centers—start of period	627	547	552	544
Number of occupational health centers acquired	—	—	72	2
Number of occupational health centers de novos	1	1	4	2
Number of occupational health centers closed/sold	—	(1)	—	(1)
Number of occupational health centers—end of period	628	547	628	547
Number of onsite health clinics operated—end of period	406	154	406	154
Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,
	2025		2024
(in thousands)	Amount	Percent(2)	Amount	Percent(2)
Revenue	$550,785	100.0%	$477,915	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	389,334	70.7	339,273	71.0
General and administrative, exclusive of depreciation and amortization	52,931	9.6	36,828	7.7
Depreciation and amortization	18,998	3.4	17,870	3.7
Total costs and expenses	461,263	83.7	393,971	82.4
Other operating income	20	—	—	—
Income from operations	89,542	16.3	83,944	17.6
Other income and expense:
Equity in losses of unconsolidated subsidiaries	—	—	(3,676)	(0.8)
Interest (expense) income	(28,193)	(5.1)	205	0.0
Interest expense on related party debt	—	—	(9,318)	(1.9)
Income before income taxes	61,349	11.1	71,155	14.9
Income tax expense	15,155	2.8	18,096	3.8
Net income	46,194	8.4	53,059	11.1
Less: net income attributable to non-controlling interests	1,634	0.3	1,322	0.3
Net income attributable to the Company	$44,560	8.1%	$51,737	10.8%
Adjusted EBITDA(1)	$115,018	20.9%	$101,600	21.3%
Adjusted Net Income Attributable to the Company(1)	$47,717	8.7%	$51,454	10.8%
____________________________________________
(1)    Adjusted EBITDA and Adjusted Net Income Attributable to the Company are financial measures not calculated in accordance with GAAP. For definitions and reconciliations to the GAAP measures, refer to “—Non-GAAP Measures”.
(2)    Totals in this column may not foot due to rounding.

	Six Months Ended June 30,
	2025		2024
(in thousands)	Amount	Percent(2)	Amount	Percent(2)
Revenue	$1,051,537	100.0%	$945,513	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	746,435	71.0	676,263	71.5
General and administrative, exclusive of depreciation and amortization	99,644	9.5	73,737	7.8
Depreciation and amortization	35,617	3.4	36,355	3.8
Total costs and expenses	881,696	83.8	786,355	83.1
Other operating income	20	—	284	0.0
Income from operations	169,861	16.2	159,442	16.9
Other income and expense:
Loss on early retirement of debt	(875)	(0.1)	—	—
Equity in losses of unconsolidated subsidiaries	—	—	(3,676)	(0.4)
Interest (expense) income	(53,741)	(5.1)	94	0.0
Interest expense on related party debt	—	—	(19,289)	(2.0)
Income before income taxes	115,245	11.0	136,571	14.4
Income tax expense	28,409	2.7	33,233	3.5
Net income	86,836	8.3	103,338	10.9
Less: net income attributable to non-controlling interests	3,365	0.3	2,645	0.3
Net income attributable to the Company	$83,471	7.9%	$100,693	10.6%
Adjusted EBITDA(1)	$217,677	20.7%	$197,742	20.9%
Adjusted Net Income Attributable to the Company(1)	$89,891	8.5%	$101,914	10.8%
____________________________________________
(1)    Adjusted EBITDA and Adjusted Net Income Attributable to the Company are financial measures not calculated in accordance with GAAP. For definitions and reconciliations to the GAAP measures, refer to “—Non-GAAP Measures
(2)    Totals in this column may not foot due to rounding.
Three Months Ended June 30, 2025, Compared to Three Months Ended June 30, 2024
Revenue
Revenue increased 15.2% to $550.8 million for the three months ended June 30, 2025, compared to $477.9 million for the three months ended June 30, 2024, driven primarily by the increase in volume of patient visits and revenue per visit, as described below, and due to the addition of over 240 onsite locations that were acquired through acquisition in June 2025 and 72 occupational health centers that were acquired through acquisitions in March 2025.
Our total patient visits increased 9.5% to 3,520,320 for the three months ended June 30, 2025, compared to 3,214,255 visits for the three months ended June 30, 2024. Total VPD volume increased 9.5% to 55,005 for the three months ended June 30, 2025, compared to 50,223 for the three months ended June 30, 2024, primarily due to an increase in workers’ compensation and employer services visits. Workers’ compensation VPD volume increased 9.3% to 24,843 from 22,739 and employer services VPD volume increased 10.3% to 29,334 from 26,600, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.
Revenue per visit increased 4.4% to $145.92 for the three months ended June 30, 2025, compared to $139.81 for the three months ended June 30, 2024. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, for the three months ended June 30, 2025. Revenue per visit for workers’ compensation visits increased 5.4% to $208.93 from $198.18 and revenue per visit for employer services visits increased 3.1% to $92.85 from $90.05, for the three months ended June 30, 2025, compared to the three months ended June 30, 2024.

Cost of Services
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services was $389.3 million, or 70.7% of revenue, for the three months ended June 30, 2025, compared to $339.3 million, or 71.0% of revenue, for the three months ended June 30, 2024. The percentage of revenue decreased primarily due to increased staffing efficiencies, relative to a 15.2% increase in revenue during the period.
General and Administrative
General and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, corporate offices, and other administrative areas as well as executive compensation. Our general and administrative expenses were $52.9 million, or 9.6% of revenue, for the three months ended June 30, 2025, compared to $36.8 million, or 7.7% of revenue, for the three months ended June 30, 2024. The increase in general and administrative expense as a percentage of revenue is principally due to Nova and Pivot Onsite Innovations acquisition and transition costs, one-time costs to separate from Select, stock compensation expense, and the planned addition of new full-time employees and other personnel costs to support the separation from Select and operate as a standalone public company.
Excluding items that are added back for purposes of calculating Adjusted EBITDA, including stock compensation expense, acquisitions costs, and one-time separation transaction costs, general and administrative expenses were $46.6 million for the three months ended June 30, 2025, or 8.5% of revenue, compared to 7.8% of revenue in the three months ended June 30, 2024. The year-over year increase in general and administrative expense burdening Adjusted EBITDA was primarily the result of the planned addition of new full-time employees and other personnel costs to support the separation from Select and operate as a standalone public company. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. For a definition and a reconciliation to net income, please see “—Non-GAAP Measures”.
Depreciation and Amortization
Depreciation and amortization expense was $19.0 million for the three months ended June 30, 2025, or 3.4% of revenue compared to $17.9 million for the three months ended June 30, 2024, or 3.7% of revenue. The increase was due to recent growth investments.
Equity in Losses of Unconsolidated Subsidiaries
For the three months ended June 30, 2025, we had no equity in losses of unconsolidated subsidiaries, compared to $3.7 million for the three months ended June 30, 2024. The decrease in equity in losses is attributable to the impairment of an investment during the three months ended June 30, 2024.
Interest (Expense) Income
For the three months ended June 30, 2025, we had interest expense of $28.2 million, compared to interest income of $0.2 million for the three months ended June 30, 2024. The increase in interest expense was due to the issuance of an $850.0 million term loan and $650.0 million senior notes in July 2024, and due to the $102.1 million of incremental term loan and $85.0 million in borrowings on the revolving credit facility as of June 2025, as described in Note 6—“Long-Term Debt”.
Interest Expense on Related Party Debt
For the three months ended June 30, 2025, we had no interest expense on related party debt with Select, compared to $9.3 million for the three months ended June 30, 2024. The decrease in interest expense on related party debt is due to the payoff of the revolving promissory note with Select during the three months ended December 31, 2024.
Income Taxes
We recorded income tax expense of $15.2 million for the three months ended June 30, 2025, which represented an effective tax rate of 24.7%. We recorded income tax expense of $18.1 million for the three months ended June 30, 2024, which represented an effective tax rate of 25.4%. Our income tax expense is computed based on annual estimates which we allocate throughout the year based on our income. This intra-period tax allocation may cause our effective tax rate to reflect variances when compared to the prior year as estimates of our annual income and the components of our income tax expense change throughout the year.

Six Months Ended June 30, 2025, Compared to Six Months Ended June 30, 2024
Revenue
Revenue increased 11.2% to $1,051.5 million for the six months ended June 30, 2025, compared to $945.5 million for the six months ended June 30, 2024, driven primarily by the increase in volume of patient visits and revenue per visit, as described below, and due to the addition of over 240 onsite locations that were acquired through acquisition in June 2025 and 72 occupational health centers that were acquired through acquisitions in March 2025.
Our total patient visits increased 5.6% to 6,724,688 for the six months ended June 30, 2025, compared to 6,369,910 visits for the six months ended June 30, 2024. Total VPD volume increased 6.4% to 52,950 for the six months ended June 30, 2025, compared to 49,765 for the six months ended June 30, 2024, primarily due to an increase in workers’ compensation and employer services visits. Workers’ compensation VPD volume increased 5.9% to 23,897 from 22,565 and employer services VPD volume increased 7.1% to 28,140 from 26,263, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Revenue per visit increased 5.0% to $146.41 for the six months ended June 30, 2025, compared to $139.45 for the six months ended June 30, 2024. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, for the six months ended June 30, 2025. Revenue per visit for workers’ compensation visits increased 6.2% to $209.00 from $196.75 and revenue per visit for employer services visits increased 3.5% to $93.59 from $90.44, for the six months ended June 30, 2025, compared to the six months ended June 30, 2024.
Cost of Services
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services was $746.4 million, or 71.0% of revenue, for the six months ended June 30, 2025, compared to $676.3 million, or 71.5% of revenue, for the six months ended June 30, 2024. The percentage of revenue decreased primarily due to increased staffing efficiencies, relative to an 11.2% increase in revenue during the period.
General and Administrative
General and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, corporate offices, and other administrative areas as well as executive compensation. Our general and administrative expenses were $99.6 million, or 9.5% of revenue, for the six months ended June 30, 2025, compared to $73.7 million, or 7.8% of revenue, for the six months ended June 30, 2024. The increase in general and administrative expense as a percentage of revenue is principally due to Nova and Pivot Onsite Innovations acquisition and transition costs, one-time costs to separate from Select, stock compensation expense, and the planned addition of new full-time employees and other personnel costs to support the separation from Select and operate as a standalone public company.
Excluding items that are added back for purposes of calculating Adjusted EBITDA, including stock compensation expense, acquisitions costs, and one-time separation transaction costs, general and administrative expenses was $87.6 million for the six months ended June 30, 2025, or 8.3% of revenue, compared to 7.6% of revenue in the six months ended June 30, 2024. The year-over-year increase in general and administrative expense burdening Adjusted EBITDA was primarily the result of the planned addition of new full-time employees and other personnel costs to support the separation from Select and operate as a standalone public company. Adjusted EBITDA is a financial measure not calculated in accordance with GAAP. For a definition and a reconciliation to net income, please see “—Non-GAAP Measures”.
Depreciation and Amortization
Depreciation and amortization expense was $35.6 million for the six months ended June 30, 2025, compared to $36.4 million for the six months ended June 30, 2024. The decrease was due to an intangible asset fully amortizing in June 2024, offset by recent growth investments.
Equity in Losses of Unconsolidated Subsidiaries
For the six months ended June 30, 2025, we had no equity in losses of unconsolidated subsidiaries, compared to $3.7 million for the six months ended June 30, 2024. The decrease in equity in losses is attributable to the impairment of an investment during the six months ended June 30, 2024.

Interest (Expense) Income
For the six months ended June 30, 2025, we had interest expense of $53.7 million, compared to interest income of $0.1 million for the six months ended June 30, 2024. The increase in interest expense was due to the issuance of an $850.0 million term loan and $650.0 million senior notes in July 2024, and due to the $102.1 million of incremental term loan and $85.0 million in borrowings on the revolving credit facility as of June 2025, as described in Note 6, Long-Term Debt.
Interest Expense on Related Party Debt
For the six months ended June 30, 2025, we had no interest expense on our related party debt with Select, compared to $19.3 million for the six months ended June 30, 2024. The decrease in interest expense on related party debt is due to the payoff of the revolving promissory note with Select during the three months ended December 31, 2024.
Income Taxes
We recorded income tax expense of $28.4 million for the six months ended June 30, 2025, which represented an effective tax rate of 24.7%. We recorded income tax expense of $33.2 million for the six months ended June 30, 2024, which represented an effective tax rate of 24.3%. Our income tax expense is computed based on annual estimates which we allocate throughout the year based on our income. This intra-period tax allocation may cause our effective tax rate to reflect variances when compared to the prior year as estimates of our annual income and the components of our income tax expense change throughout the year.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
($ in thousands)	Amount	% of Revenue(2)	Amount	% of Revenue(2)	Amount	% of Revenue(2)	Amount	% of Revenue(2)
Reconciliation of Adjusted EBITDA:
Net income	$46,194	8.4%	$53,059	11.1%	$86,836	8.3%	$103,338	10.9%
Add (Subtract):
Income tax expense	15,155	2.8	18,096	3.8	28,409	2.7	33,233	3.5
Interest expense (income)	28,193	5.1	(205)	0.0	53,741	5.1	(94)	0.0
Interest expense on related party debt	—	—	9,318	1.9	—	—	19,289	2.0
Equity in losses of unconsolidated subsidiaries	—	—	3,676	0.8	—	—	3,676	0.4
Loss on early retirement of debt	—	—	—	—	875	0.1	—	—
Stock compensation expense	2,285	0.4	166	0.0	4,554	0.4	332	0.0
Depreciation and amortization	18,998	3.4	17,870	3.7	35,617	3.4	36,355	3.8
Separation transaction costs(1)	1,360	0.2	(380)	(0.1)	1,675	0.2	1,613	0.2
Nova and Pivot Onsite Innovations acquisition costs	2,833	0.5	—	—	5,970	0.6	—	—
Adjusted EBITDA	$115,018	20.9%	$101,600	21.3%	$217,677	20.7%	$197,742	20.9%
_____________________________________
(1)    Separation transaction costs represent non-recurring incremental consulting, legal, audit-related fees, system implementation, and software disposal costs incurred in connection with the Company’s separation into a new, publicly traded company and are included within general and administrative expenses on the condensed consolidated statements of operations.
(2)    Does not total due to rounding.

Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share
Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share are used by management to provide useful insight into the underlying performance of our business. Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share are not measures of financial performance under U.S. GAAP and are not intended to be substitutes for U.S. GAAP measures such as net income or earnings per share. These metrics may differ from similarly titled metrics supported by other companies. Concentra believes that the presentation of Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share are important to investors because they are reflective of the financial performance of Concentra’s ongoing operations and provide better comparability of its results of operations between periods. Investors should consider these measures in addition to, and not as a replacement for, U.S. GAAP results reported in our financial statements.
We define Adjusted Net Income Attributable to the Company as net income attributable to the Company, excluding gain (loss) on early retirement of debt, separation transaction costs, acquisition costs, gain (loss) on sale of businesses, and other non-recurring costs not directly tied to operating performance, all on an after tax basis. We define Adjusted Earnings per Share as the Adjusted Net Income Attributable to the Company divided by the diluted weighted average shares outstanding.
The following table reconciles net income attributable to the Company and earnings per share on a fully diluted basis to Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share on a fully diluted basis.

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands, except per share amounts)	2025	Per Share	2024	Per Share(4)	2025	Per Share	2024	Per Share(4)
Reconciliation of Adjusted Net Income Attributable to the Company:(1)
Net income attributable to the Company	$44,560	$0.35	$51,737	$0.50	$83,471	$0.65	$100,693	$0.97
Adjustments:
Loss on early retirement of debt	—	—	—	—	875	0.01	—	—
Separation transaction costs(2)	1,360	0.01	(380)	0.00	1,675	0.01	1,613	0.02
Nova and Pivot Onsite Innovations acquisition costs	2,833	0.02	—	—	5,970	0.05	—	—
Total additions, net	$4,193	$0.03	$(380)	$0.00	$8,520	$0.07	$1,613	$0.02
Less: tax effect of adjustments(3)	(1,036)	(0.01)	97	0.00	(2,100)	(0.02)	(392)	0.00
Adjusted Net Income Attributable to the Company	$47,717	$0.37	$51,454	$0.49	$89,891	$0.70	$101,914	$0.98

Weighted average shares outstanding - diluted		128,171		104,094		128,159		104,094
_____________________________________
(1)    As of June 30, 2025, we updated the schedule for all periods presented to include Net Income Attributable to the Company. Management believes this measure will provide an improved insight into the performance of our business.
(2)    Separation transaction costs represent non-recurring incremental consulting, legal, audit-related fees, system implementation, and software disposal costs incurred in connection with the Company’s separation into a new, publicly traded company and are included within general and administrative expenses on the condensed consolidated statements of operations.
(3)    Tax impact is calculated using the annual effective tax rate, excluding discrete costs and benefits.
(4)    Does not total due to rounding.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2025 and Six Months Ended June 30, 2024
In the following table and analysis, we discuss cash flows from operating activities, investing activities, and financing activities for the periods indicated:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$100,078	$115,055
Net cash used in investing activities	(374,257)	(37,615)
Net cash provided by (used in) financing activities	164,796	(58,145)
Net (decrease) increase in cash	(109,383)	19,295
Cash at beginning of period	183,255	31,374
Cash at end of period	$73,872	$50,669
Operating activities provided $100.1 million and $115.1 million of cash flows during the six months ended June 30, 2025 and 2024, respectively. The decrease in cash flows from operating activities for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024, was primarily due to an increase in interest payments following the recapitalization of debt in July 2024.
Investing activities used $374.3 million and $37.6 million of cash flows for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, the principal uses of cash were $41.0 million for purchases of property and equipment under our capital program to open de novos, upgrade and maintain existing facilities, Nova start-up capital, and technology investments, and $333.3 million for acquisitions of businesses, which primarily includes the purchase of Nova and Pivot Onsite Innovations. For the six months ended June 30, 2024, the principal uses of cash were $32.5 million for purchases of property and equipment and $5.1 million for acquisitions of businesses.
Financing activities provided $164.8 million and used $58.1 million of cash flows for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, the principal sources of cash were due to the updated term loan, net of issuance costs of $948.8 million and from borrowings on our Revolving Credit Facility of $85.0 million. This was partially offset by payment of the original term loan of $850.3 million and dividend payment of $16.0 million to shareholders. For the six months ended June 30, 2024, the principal uses of cash were $50.0 million of net repayments on our related party revolving promissory note, distributions to Select of $7.7 million for income tax adjustments relating to the application of the separate return methodology, and principal payments on other debt of $4.4 million, partially offset by $6.6 million in borrowings of other debt.
Capital Resources
We had net working capital of $60.1 million at June 30, 2025, compared to net working capital of $130.0 million at December 31, 2024. The decrease in the net working capital surplus was principally due to a decrease in our cash, which resulted from the Nova acquisition in March 2025 and Pivot Onsite Innovations acquisition in June 2025. On March 1, 2025, we acquired Nova and financed the transaction using a combination of $102.1 million of new debt financing under the Credit Agreement, $50.0 million of available borrowing capacity under our existing Revolving Credit Facility, and the remaining with cash on hand. On June 1, 2025, we acquired Pivot Onsite Innovations and financed the transaction using a combination of $35.0 million of available borrowing capacity under our existing Revolving Credit Facility and the remaining with cash on hand.
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
At June 30, 2025, the Company had $342.8 million of availability under its Revolving Credit Facility after giving effect to $85.0 million of borrowings under the Revolving Credit Facility and $22.2 million of outstanding letters of credit.
The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.50 to 1.00. As of June 30, 2025, our leverage ratio was 3.8x.
Hedging
On March 3, 2025 we entered into derivative swap and collar contracts to mitigate our exposure to variable Term SOFR interest rates, which expire on February 29, 2028. The derivative swap contract limits the Term SOFR rate to a fixed rate of 3.829% on $300.0 million of principal outstanding under our term loan. We also entered into a derivative collar contract, which limits the Term SOFR rate to a cap of 4.500% and floor of 3.001% on $300.0 million of principal outstanding under our term loan. These derivative contracts limit our Term SOFR variable interest exposure on our $947.6 million term loan and $85.0 million of borrowings under the Revolving Credit Facility.
Liquidity
We believe our internally generated cash flows and borrowing capacity under our Revolving Credit Facility will allow us to finance our operations in both the short and long term. As of June 30, 2025, we had cash of $73.9 million and $342.8 million of availability under the Revolving Credit Facility, after giving effect to $85.0 million of borrowings under the Revolving Credit Facility and $22.2 million of outstanding letters of credit.
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
Use of Capital Resources
We intend to grow through strategic acquisitions of existing occupational health centers and onsite health clinic platforms, as well as building new de novo centers.
Dividend
On February 28, 2025 and May 6, 2025, our Board of Directors declared a cash dividend of $0.0625 per share. On April 1, 2025 and May 29, 2025, cash dividends totaling $8.0 million and $8.0 million were paid.
On August 6, 2025, our Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about August 28, 2025, to stockholders of record as of the close of business on August 21, 2025.
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
At June 30, 2025, we had outstanding borrowings under our credit facilities consisting of a $947.6 million term loan (excluding unamortized original issue discounts and debt issuance costs of $12.6 million) and $85.0 million of borrowings under our Revolving Credit Facility, which bear interest at variable rates.
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
As of June 30, 2025, the Term SOFR rate was 4.32% and we had $647.6 million of term loan borrowings and $85.0 million of Revolving Credit Facility, which would be subject to variable interest rates.
At June 30, 2025, each 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $1.6 million per year. Each subsequent 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $1.1 million per year.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of June 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the second quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A. RISK FACTORS
There have been no material changes from our risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
On May 28, 2025, the Rocco A. Ortenzio Trust FBO Robert Ortenzio DTD 10/26/2024 and another affiliated trust, for which Robert Ortenzio, the Company’s Executive Chairman and director, is a trustee, entered into a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act. The plan provides for the sale, subject to certain price limits, of up to 780,000 shares of common stock for the Rocco A. Ortenzio Trust FBO Robert Ortenzio DTD 10/26/2024, and of up to 320,000 shares for the affiliated trust. Such plan will expire on August 31, 2026, subject to early termination in accordance with the terms of the plan.

ITEM 6. EXHIBITS

Number	Description
2.1
Equity Purchase Agreement, dated April 18, 2025, by and between Concentra Health Services, Inc. and Pivot Occupational Health, LLC., filed as Exhibit 2.1 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on April 21, 2025, and incorporated herein by reference.

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

CONCENTRA GROUP HOLDINGS PARENT, INC.

Dated: August 7, 2025	By:	/s/ Matthew T. DiCanio
Matthew T. DiCanio
President and Principal Financial Officer
(Duly Authorized Officer)

Dated: August 7, 2025	By:	/s/ Su Zan Nelson
Su Zan Nelson
Executive Vice President, Chief Accounting Officer
(Principal Accounting Officer)