Form 10-Q
period 2025-09-30
Concentra Group Holdings Parent, Inc.
filed 2025-11-06
CIK 2014596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2025, Concentra Group Holdings Parent, Inc. had outstanding 128,170,202 shares of common stock.
Unless the context indicates otherwise, any reference in this report to “Concentra” refers to Concentra Group Holdings Parent, Inc. and its subsidiaries. References to the “Company,” “we,” “us,” and “our” refer collectively to Concentra.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value and share data)

	September 30, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$49,941	$183,255
Accounts receivable	278,973	217,719
Prepaid income taxes	4,325	1,544
Other current assets	42,200	34,689
Total current assets	375,439	437,207
Operating lease right-of-use assets	484,109	435,595
Property and equipment, net	227,339	197,930
Goodwill	1,482,885	1,234,707
Other identifiable intangible assets, net	250,061	204,725
Other assets	24,097	11,000
Total assets	$2,843,930	$2,521,164
LIABILITIES AND EQUITY
Current liabilities:
Current operating lease liabilities	$83,826	$75,442
Current portion of long-term debt and notes payable	11,917	10,093
Accounts payable	32,790	19,752
Accrued and other liabilities	184,117	201,899
Total current liabilities	312,650	307,186
Non-current operating lease liabilities	441,867	396,914
Long-term debt, net of current portion	1,600,468	1,468,917
Non-current deferred tax liability	36,998	25,380
Other non-current liabilities	41,814	24,043
Total liabilities	2,433,797	2,222,440
Commitments and contingencies (Note 12)
Redeemable non-controlling interests	19,471	18,013
Stockholders’ equity:
Common stock, $0.01 par value, 700,000,000 shares authorized, 128,170,202 and 128,125,952 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,282	1,281
Capital in excess of par	267,720	260,837
Retained earnings	120,075	13,553
Accumulated other comprehensive loss	(3,589)	—
Total stockholders’ equity	385,488	275,671
Non-controlling interests	5,174	5,040
Total equity	390,662	280,711
Total liabilities and equity	$2,843,930	$2,521,164

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$572,800	$489,638	$1,624,337	$1,435,151
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	405,535	351,103	1,151,970	1,027,366
General and administrative, exclusive of depreciation and amortization(1)	52,884	37,088	152,528	110,825
Depreciation and amortization	19,909	15,213	55,526	51,568
Total costs and expenses	478,328	403,404	1,360,024	1,189,759
Other operating income	—	—	20	284
Income from operations	94,472	86,234	264,333	245,676
Other income and expense:
Loss on early retirement of debt	—	—	(875)	—
Equity in losses of unconsolidated subsidiaries	—	—	—	(3,676)
Interest expense	(28,683)	(21,369)	(82,424)	(21,275)
Interest expense on related party debt	—	(2,691)	—	(21,980)
Income before income taxes	65,789	62,174	181,034	198,745
Income tax expense	15,967	16,415	44,376	49,648
Net income	49,822	45,759	136,658	149,097
Less: net income attributable to non-controlling interests	1,563	1,421	4,928	4,066
Net income attributable to the Company	$48,259	$44,338	$131,730	$145,031
Earnings per common share (Note 10):
Basic and diluted	$0.38	$0.37	$1.03	$1.32
____________________________________________
(1)    Includes transition services agreement fees of $2.7 million and $9.9 million for the three and nine months ended September 30, 2025, and shared service fees from Select and transition services agreement fees of $3.8 million and $11.5 million for the three and nine months ended September 30, 2024. See Note 11—“Relationship with Select”, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$49,822	$45,759	$136,658	$149,097
Other comprehensive loss, net of tax:
Loss on derivatives	(15)	—	(4,248)	—
Reclassification adjustment for gains included in net income	289	—	659	—
Net change, net of tax (expense) benefit of $(96) and $1,164 for the three and nine months ended September 30, 2025, respectively	274	—	(3,589)	—
Comprehensive income	50,096	45,759	133,069	149,097
Less: comprehensive income attributable to non-controlling interests	1,563	1,421	4,928	4,066
Comprehensive income attributable to the Company	$48,533	$44,338	$128,141	$145,031

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands, except per share amounts)

	For the Nine Months Ended September 30, 2025
	Common Stock Issued	Common Stock Par Value	Capital in excess of par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	128,126	$1,281	$260,837	$13,553	$—	$275,671	$5,040	$280,711
Net income attributable to the Company				38,911		38,911		38,911
Net income attributable to non-controlling interests						—	293	293
Cash dividends declared for common shareholders ($0.0625 per share)				(8,010)		(8,010)		(8,010)
Issuance of restricted stock	46	1	(1)			—		—
Stock compensation expense			2,269			2,269		2,269
Other comprehensive loss					(1,722)	(1,722)		(1,722)
Balance at March 31, 2025	128,172	$1,282	$263,105	$44,454	$(1,722)	$307,119	$5,333	$312,452
Net income attributable to the Company				44,560		44,560		44,560
Net income attributable to non-controlling interests						—	219	219
Distributions to non-controlling interests						—	(368)	(368)
Cash dividends declared for common stockholders ($0.0625 per share)				(8,011)		(8,011)		(8,011)
Forfeitures of unvested restricted stock	(1)					—		—
Stock compensation expense			2,285			2,285		2,285
Redemption value adjustment on non-controlling interests				(1,176)		(1,176)		(1,176)
Other comprehensive loss					(2,141)	(2,141)		(2,141)
Balance at June 30, 2025	128,171	$1,282	$265,390	$79,827	$(3,863)	$342,636	$5,184	$347,820
Net income attributable to the Company				48,259		48,259		48,259
Net income attributable to non-controlling interests						—	211	211
Distributions to non-controlling interests						—	(221)	(221)
Cash dividends declared for common stockholders ($0.0625 per share)				(8,011)		(8,011)		(8,011)
Forfeitures of unvested restricted stock	(1)					—		—
Stock compensation expense			2,330			2,330		2,330
Other comprehensive gain					274	274		274
Balance at September 30, 2025	128,170	$1,282	$267,720	$120,075	$(3,589)	$385,488	$5,174	$390,662
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands, except per share amounts)

	For the Nine Months Ended September 30, 2024
	Total Members’ Units	Members’ Contributed Capital	Common Stock Issued	Common Stock Par Value	Capital in excess of par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2023	447,081	$470,303	—	$—	$—	$685,293	$1,155,596	$5,366	$1,160,962
Net income attributable to the Company						48,956	48,956		48,956
Net income attributable to non-controlling interests							—	270	270
Distribution to Parent		(6,891)					(6,891)		(6,891)
Distributions to non-controlling interests							—	(369)	(369)
Redemption value adjustment on non-controlling interests						(1,901)	(1,901)		(1,901)
Conversion of LLC to Corporation and impact of reverse stock split	(447,081)	(463,412)	104,094	1,041	462,371		—		—
Balance at March 31, 2024	—	$—	104,094	$1,041	$462,371	$732,348	$1,195,760	$5,267	$1,201,027
Net income attributable to the Company						51,737	51,737		51,737
Net income attributable to non-controlling interests							—	244	244
Distribution to Parent					(851)		(851)		(851)
Distributions to non-controlling interests							—	(307)	(307)
Redemption value adjustment on non-controlling interests						132	132		132
Balance at June 30, 2024	—	$—	104,094	$1,041	$461,520	$784,217	$1,246,778	$5,204	$1,251,982
Net income attributable to the Company						44,338	44,338		44,338
Net income attributable to non-controlling interests							—	312	312
Contribution from Parent					11,149		11,149		11,149
Distributions to non-controlling interests							—	(186)	(186)
Initial Public Offering			23,250	232	510,966		511,198		511,198
Dividend to Parent					(707,128)	(828,555)	(1,535,683)		(1,535,683)
Balance at September 30, 2024	—	$—	127,344	$1,273	$276,507	$—	$277,780	$5,330	$283,110
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Operating activities
Net income	$136,658	$149,097
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	55,526	51,568
Equity in losses of unconsolidated subsidiaries	—	3,676
Loss on extinguishment of debt	51	—
(Gain) loss on sale of assets	(742)	41
Stock compensation expense	6,884	500
Amortization of debt discount and issuance costs	2,965	750
Deferred income taxes	9,165	(1,159)
Other	1,142	70
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(33,848)	(16,079)
Other current assets	(5,705)	12,500
Other assets	4,520	3,149
Accounts payable and accrued liabilities	(15,911)	(23,150)
Net cash provided by operating activities	160,705	180,963
Investing activities
Business combinations, net of cash acquired	(333,300)	(6,965)
Purchases of property and equipment	(62,167)	(47,639)
Proceeds from sale of assets	742	25
Net cash used in investing activities	(394,725)	(54,579)
Financing activities
Borrowings on revolving facilities	85,000	—
Payments on revolving facilities	(50,000)	—
Borrowings from related party revolving promissory note	—	10,000
Payments on related party revolving promissory note	—	(480,000)
Proceeds from term loans, net of issuance costs	948,848	836,697
Payments on term loans	(852,625)	—
Proceeds from 6.875% senior notes, net of issuance costs	—	637,337
Borrowings of other debt	6,575	8,222
Principal payments on other debt	(8,547)	(7,888)
Dividends paid to common stockholders	(24,032)	—
Distributions to non-controlling interests	(4,513)	(4,226)
Proceeds from Initial Public Offering	—	511,198
Dividend to Select	—	(1,535,683)
Contributions from Select	—	3,407
Net cash provided by (used in) financing activities	100,706	(20,936)
Net (decrease) increase in cash	(133,314)	105,448
Cash at beginning of period	183,255	31,374
Cash at end of period	$49,941	$136,822
Supplemental information
Cash paid for interest	$94,135	$34,221
Cash paid for taxes	$39,192	$49,337

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
Concentra Group Holdings Parent, Inc., a Delaware corporation, conducts substantially all of its business through Concentra Health Services, Inc. (“CHSI”) and its subsidiaries. As the context may require, the “Company,” “we,” “our” or similar words in this report refer collectively to Concentra.
The Company is the largest provider of occupational health services in the United States based on number of locations. As of September 30, 2025, we operated 628 stand-alone occupational health centers in 41 states and 413 onsite health clinics at employer worksites in 44 states. The Company provides a diverse and comprehensive array of occupational health services, including workers’ compensation and employer services, and consumer health services.
2.    Accounting Policies
Basis of Presentation and Consolidation
Following the initial public offering (“IPO”), the Company operated as a controlled subsidiary of Select Medical Corporation (“Select”) until Select made a special stock distribution of 104,093,503 shares of the Company’s common stock to Select’s stockholders (the “Distribution”) on November 25, 2024. The Company’s consolidated financial statements prior to the Distribution have been prepared from Select’s historical accounting records and derived from the condensed consolidated financial statements of Select to present the Company as if it had been operating on a standalone basis. The unaudited condensed consolidated financial statements of the Company as of September 30, 2025, and for the three and nine months ended September 30, 2025 and 2024, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, certain information and disclosures required by U.S. GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.
The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2025. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on March 3, 2025 (File No. 001-42188).
The condensed consolidated financial statements include the assets, liabilities, revenue, and expenses based on our legal entity structure as well as direct and indirect costs that are attributable to our operations. Indirect costs are the costs of support functions that are partially provided on a centralized basis by Select and its affiliates, which include finance, human resources, benefits administration, information technology, legal, corporate governance and other professional services. Indirect costs were allocated to the Company, prior to the IPO, for the purposes of preparing the consolidated financial statements based on a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method, primarily based on headcount or other allocation methodologies that are considered to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented, depending on the nature of the services received. Subsequent to the IPO, the support services provided by Select have been billed to the Company pursuant to a transition services agreement, as further described in Note 11—“Relationship with Select”.
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
Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, requires entities to recognize all derivative instruments as either assets or liabilities in the statement of financial position at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship.
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
Recent Accounting Guidance Not Yet Adopted
Income Taxes
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which is intended to improve the transparency and decision usefulness of income tax disclosures. The ASU includes enhanced requirements on the rate reconciliation, including specific categories that must be disclosed, and provides a threshold over which reconciling items must be disclosed. The amendments in the update also require annual disclosure of income taxes paid, disaggregated by federal, state, and foreign taxes, as well as any individual jurisdictions in which income taxes paid is greater than 5% of total income taxes paid.
The Company will adopt ASU 2023-09 beginning with our annual financial statements for the year ended December 31, 2025. The ASU can be applied either prospectively or retrospectively. The adoption of this ASU will have no impact on our consolidated financial statements, as this guidance is solely related to disclosure.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Expense Disaggregation
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which is intended to improve the disclosures of expenses by providing more detailed information about the types of expenses in commonly presented expense captions. The ASU requires entities to disclose the amounts of purchases of inventory, employee compensation, depreciation and intangible asset amortization included in each relevant expense caption; as well as a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. The amendment also requires disclosure of the total amount of selling expense and, in annual reporting periods, an entity’s definition of selling expenses.
The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027; however, early adoption is permitted. The ASU can be applied either prospectively or retrospectively. The Company is currently reviewing the impact that ASU 2024-03 will have on the disclosures in our consolidated financial statements.
Credit Losses for Accounts Receivable and Contract Assets
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides entities a practical expedient to simplify the estimates of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers. The practical expedient allows the assumption that current conditions as of the balance sheet date do not change for the remaining life of the asset.
The ASU is effective for annual periods beginning after December 15, 2025, and interim periods within those annual periods. Early adoption is permitted and must be applied prospectively. The Company is currently reviewing the impact that ASU 2025-05 will have on our consolidated financial statements.
Impact of the One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law, introducing various changes to U.S. federal income tax provisions, including modifications to bonus depreciation, interest expense limitations, and research and development expense treatment. Under ASC Topic 740, Income Taxes, the effects of changes in tax law are required to be recognized in the period that includes the enactment date.

The Company has evaluated the provisions of the OBBBA and determined that the enactment of the legislation did not have a material impact on its estimated annual effective tax rate for the three months ended September 30, 2025.
Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
3.    Redeemable Non-Controlling Interests
The Company’s redeemable non-controlling interests are comprised of membership interests held by equity holders other than the Company in five less than wholly-owned subsidiaries. These shares are subject to redemption rights. The changes in redeemable non-controlling interests are as follows:

	2025	2024
	(in thousands)
Balance as of January 1	$18,013	$16,477
Net income attributable to redeemable non-controlling interests	1,438	1,053
Distributions to redeemable non-controlling interests	(842)	(1,174)
Redemption value adjustment on redeemable non-controlling interests	—	1,901
Balance as of March 31	$18,609	$18,257
Net income attributable to redeemable non-controlling interests	1,415	1,078
Distributions to redeemable non-controlling interests	(1,640)	(793)
Redemption value adjustment on redeemable non-controlling interests	1,176	(132)
Balance as of June 30	$19,560	$18,410
Net income attributable to redeemable non-controlling interests	1,352	1,109
Distributions to redeemable non-controlling interests	(1,441)	(1,397)
Balance as of September 30	$19,471	$18,122
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
As of September 30, 2025, and December 31, 2024, the total assets of the Company’s variable interest entities were $262.3 million and $213.9 million, respectively, and are principally comprised of accounts receivable. As of September 30, 2025, and December 31, 2024, the total liabilities of the Company’s variable interest entities were $56.6 million and $57.5 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $189.9 million and $157.0 million as of September 30, 2025, and December 31, 2024, respectively. These intercompany balances are eliminated in consolidation.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5.    Leases
The Company’s total lease cost is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Operating lease cost	$29,299	$25,585	$85,837	$75,452
Finance lease cost:
Amortization of right-of-use assets	39	90	134	410
Interest on lease liabilities	51	54	87	186
Variable lease cost	6,156	5,167	17,977	15,716
Total lease cost	$35,545	$30,896	$104,035	$91,764
6.     Long-Term Debt
As of September 30, 2025, the Company’s long-term debt is as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value
	(in thousands)
6.875% senior notes	$650,000	$—	$(10,748)	$639,252
Credit facilities:
Revolving Credit Facility	35,000	—	—	35,000
Term Loan	945,250	(878)	(11,234)	933,138
Other debt(1)	4,995	—	—	4,995
Total debt	$1,635,245	$(878)	$(21,982)	$1,612,385
____________________________________________
(1)        Other debt is primarily comprised of insurance financing arrangements, promissory notes executed in connection with business combinations, and finance leases.
As of September 30, 2025, principal maturities of the Company’s long-term debt and notes payable are as follows:

	2025	2026	2027	2028	2029	Thereafter	Total
	(in thousands)
6.875% senior notes	$—	$—	$—	$—	$—	$650,000	$650,000
Credit facilities:
Revolving Credit Facility	—	—	—	—	35,000	—	35,000
Term Loan	2,375	9,500	9,500	9,500	9,500	904,875	945,250
Other debt(1)	1,557	1,221	487	504	161	1,065	4,995
Total debt	$3,932	$10,721	$9,987	$10,004	$44,661	$1,555,940	$1,635,245
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
Credit Facilities
On July 26, 2024, CHSI, a wholly-owned subsidiary of Concentra, entered into a senior secured credit agreement (the “Credit Agreement”) that provides for an $850.0 million term loan (the “Term Loan”), and a $400.0 million revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). In March 2025, the Company completed an amendment to the Credit Agreement to increase our Revolving Credit Facility by $50.0 million from $400.0 million to $450.0 million. The interest rate for the Revolving Credit Facility has been reduced from the Term Secured Overnight Financing Rate (“Term SOFR”) plus 2.50% to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including a 25-basis point step down at a net leverage ratio of ≤3.50x. In addition, the amendment to the Credit Agreement also added new debt through an incremental term loan of $102.1 million, which provides an updated Term Loan of $950.0 million. The Term Loan interest rate has been reduced from Term SOFR plus 2.25% down to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including 25-basis point step down at a net leverage ratio of ≤3.25x.
At September 30, 2025, the Company had $393.0 million of availability under its Revolving Credit Facility after giving effect to $35.0 million of borrowings under the Revolving Credit Facility and $22.0 million of outstanding letters of credit.
The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.5 to 1.0. As of September 30, 2025, our leverage ratio was 3.6x.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
7.    Supplemental Disclosures
The following table sets forth the components of other current assets on the condensed consolidated balance sheets:

	September 30, 2025	December 31, 2024
	(in thousands)
Prepaid expenses	$23,288	$15,096
Other current assets	18,912	19,593
Other current assets	$42,200	$34,689
The following table sets forth the components of accrued and other liabilities on the condensed consolidated balance sheets:

	September 30, 2025	December 31, 2024
	(in thousands)
Accrued payroll	$66,051	$75,657
Accrued vacation	47,716	43,647
Accrued interest	9,683	21,849
Accrued other	59,517	58,396
Income taxes payable	1,150	2,350
Accrued and other liabilities	$184,117	$201,899
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The fair values and the levels within the fair value hierarchy of financial instruments recorded on the condensed consolidated balance sheets were (in thousands):

			September 30, 2025		December 31, 2024
Financial Instrument	Level	Balance Sheet Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivatives designated as hedging instruments			(in thousands)
Swap contracts	Level 2	Current liability	$(669)	$(669)	$—	$—
Swap contracts	Level 2	Non-current liability	(2,798)	(2,798)	—	—
Total swap contracts			(3,467)	(3,467)	—	—

Collar contracts	Level 2	Current liability	(178)	(178)	—	—
Collar contracts	Level 2	Non-current liability	(1,108)	(1,108)	—	—
Total collar contracts			(1,286)	(1,286)	—	—
Total fair value			$(4,753)	$(4,753)	$—	$—

6.875% senior notes	Level 2		$639,252	$673,745	$638,075	$660,972
Credit facilities:
Revolving Credit Facility	Level 2		$35,000	$34,300	$—	$—
Term Loan	Level 2		$933,138	$947,613	$835,412	$853,174
The Company’s other financial instruments, which primarily consist of cash, accounts receivable, and accounts payable, approximate fair value because of the short-term maturities of these instruments.
9.    Revenue
The following table disaggregates the Company’s revenue for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Occupational health centers:
Workers’ compensation	$343,454	$298,681	$977,752	$866,952
Employer services	173,230	154,809	507,688	458,849
Consumer health	7,395	7,332	23,183	23,327
Other occupational health center revenue	1,953	2,239	6,469	6,245
Total occupational health center revenue	526,032	463,061	1,515,092	1,355,373
Onsite health clinics	34,897	15,593	74,016	46,989
Other	11,871	10,984	35,229	32,789
Total revenue	$572,800	$489,638	$1,624,337	$1,435,151

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10.    Earnings per Share
As of September 30, 2025, the Company’s capital structure consists of common stock and unvested restricted stock. To calculate earnings per share (“EPS”) for the three and nine months ended September 30, 2025, the Company applied the two-class method because its unvested restricted shares were participating securities.
As of September 30, 2024, the Company’s capital structure consists of common stock. There were no participating shares or securities outstanding during the three and nine months ended September 30, 2024.
The following table sets forth the net income attributable to the Company, its shares, and its participating shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Net income	$49,822	$45,759	$136,658	$149,097
Less: net income attributable to non-controlling interests	1,563	1,421	4,928	4,066
Net income attributable to the Company	48,259	44,338	131,730	145,031
Less: distributed and undistributed net income attributable to participating securities	573	—	1,558	—
Distributed and undistributed net income attributable to common shares	$47,686	$44,338	$130,172	$145,031
The following tables set forth the computation of EPS. The Company applied the two-class method for the three and nine months ended September 30, 2025.

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
	Net Income Attributable to the Company	Shares(1)	Basic and Diluted EPS	Net Income Attributable to the Company	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$47,686	126,647	$0.38	$44,338	120,765	$0.37
Participating securities	573	1,523	$0.38	—	—	$—
Total Company	$48,259	128,170	$0.38	$44,338	120,765	$0.37

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
	Net Income Attributable to the Company	Shares(1)	Basic and Diluted EPS	Net Income Attributable to the Company	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$130,172	126,647	$1.03	$145,031	109,691	$1.32
Participating securities	1,558	1,516	$1.03	—	—	$—
Total Company	$131,730	128,163	$1.03	$145,031	109,691	$1.32
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
Shared Services Agreement and Transition Services Agreement with Select
The Company pays a fee for the shared support functions provided on a centralized basis by Select and its affiliates. Prior to the IPO, the shared services fee was governed by a shared services agreement between the Company and Select which was reassessed and adjusted annually. The transition services agreement, which became effective concurrent with the IPO, now provides the framework for the services provided by Select and the applicable fee for such services. Transition services agreement fees were $2.7 million and $9.9 million for the three and nine months ended September 30, 2025, and shared service fees from Select and transition services agreement fees were $3.8 million and $11.5 million for the three and nine months ended September 30, 2024.
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
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where the Company is operating. The Company currently maintains insurance coverage under a combination of policies with a total annual per claim aggregate limit of $29.0 million for professional malpractice liability insurance and general liability insurance. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. In addition, the Company purchases additional primary care limits in certain patient compensation fund states, including Indiana, Kansas, Louisiana, Nebraska, Pennsylvania and Wisconsin. The Company also maintains additional types of liability insurance covering claims that, due to their nature or amount, are not covered by or not fully covered by the applicable professional malpractice and general liability insurance policies, including workers compensation, property and casualty, directors and officers, cyber liability, and employment practices liability insurance coverages. Our insurance policies generally are silent with respect to punitive damages so coverage is available to the extent insurable under the law of any applicable jurisdiction. Coverage under our insurance policies is also, subject to various deductibles and policy limits. The Company reviews its insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities.
California Department of Insurance Investigation. On February 5, 2024, the Company received a subpoena from the California Department of Insurance relating to an investigation under the California Insurance Frauds Prevention Act, Cal. Ins. Code § 1871.7 et seq., which allows a whistleblower to file a false claims lawsuit based on the submission of false or fraudulent claims to insurance companies. The subpoena sought documentation relating mainly to the Company’s billing and coding for physical therapy claims submitted to commercial insurers and workers’ compensation carriers located or doing business in California. The Company has produced data and other documents requested by the California Department of Insurance and intends to fully cooperate with this investigation. At this time, the Company is unable to predict the timing and outcome of this matter.
Perry Johnson & Associates, Inc. Data Breach. On November 10, 2023, Perry Johnson & Associates, Inc., a third-party vendor of health information technology solutions that provides medical transcription services (“PJ&A”), notified CHSI that

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
certain information related to particular patients of the Company was potentially affected by a cybersecurity event. In February 2024, the Company sent notices to almost four million patients who may have been impacted by the data breach. During the first quarter of 2024, the Company became aware of six putative class action lawsuits filed against PJ&A and the Company related to the data breach. Five of the putative class action lawsuits have been transferred to the U.S. District Court for the Eastern District of New York and consolidated with the one class action lawsuit pending there. Plaintiffs filed a Consolidated Class Action Complaint on August 19, 2024 against PJ&A, Concentra, Select Medical Holdings Corporation and other unrelated defendants under the caption In re Perry Johnson & Associates Medical Transcription Data Security Breach Litigation (“Consolidated Complaint”). The Consolidated Complaint alleges that the plaintiffs have suffered injuries and damages under theories of negligence, breach of contract, and failure to comply with statutory duties, including duties under the Health Insurance Portability and Accountability Act, Federal Trade Commission guidelines and industry standards, and various state consumer protection and deceptive trade practice laws. In March 2025, pursuant to a Case Management Order (“Court Order”), five of the named plaintiffs in the Consolidated Complaint filed an amended Direct-Filed Class Action Complaint in the U.S. District Court for the Eastern District of New York. Pursuant to this Court Order, the Direct-Filed Class Action Complaint will be remanded to the United States District Court for the Northern District of Texas after the conclusion of pretrial proceedings. The Company is working with its cybersecurity risk insurance policy carrier and does not believe that the data breach or the lawsuits will have a material impact on its operations or financial performance. However, at this time, the Company is unable to predict the timing and outcome of these matters.
Physical Therapy Billing. On October 7, 2021, Select received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating Select in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to Select’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from Select. In October and December 2021, the DOJ requested, and Select furnished, records relating to six of Select’s outpatient therapy clinics in Florida. In 2022 and 2023, the DOJ requested certain data relating to all of Select’s outpatient therapy clinics nationwide, and sought information about Select’s ability to produce additional data relating to the physical therapy services furnished by Select’s outpatient therapy clinics and the Company. Select has produced data and other documents requested by the DOJ and is fully cooperating on this investigation. In May 2024, by order of the U.S. District Court for the Middle District of Florida, a qui tam lawsuit that is related to the DOJ’s investigation was unsealed after the U.S. filed a notice declining to intervene in the case, but stating that its investigation is continuing and reserving its right to intervene at a later date. The lawsuit, filed in May 2021 and amended by a first amended complaint in October 2021 and by a second amended complaint in July 2024, was brought by Kathleen Kane, a physical therapist formerly employed in Select’s outpatient division, against Select, Select Physical Therapy Holdings, Inc. and Select Employment Services, Inc. The second amended complaint alleged that the defendants billed federally funded health programs for one-on-one therapy services when group therapy was performed or overbilled for one-on-one therapy services, and billed for unreimbursable unskilled physical therapy services. In June 2025, the district court granted Select’s motion to dismiss the second amended complaint, and allowed Ms. Kane a final opportunity to amend her lawsuit. In July 2025, Ms. Kane filed her third amended complaint, which contains many of the same allegations as the second amended complaint. In September 2025, Select filed a motion to dismiss the third amended complaint on multiple grounds. At this time, the Company is unable to predict the timing and outcome of this matter.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Revenue	$572,800	$489,638	$1,624,337	$1,435,151

Expenses:(1)
Personnel expenses	325,280	277,959	914,404	811,418
Facility expenses	52,561	45,665	152,235	134,508
Other expenses	76,042	64,443	221,104	189,912
Total segment expenses	453,883	388,067	1,287,743	1,135,838
Segment Adjusted EBITDA	$118,917	$101,571	$336,594	$299,313

Total assets	$2,843,930	$2,481,042	$2,843,930	$2,481,042
Purchases of property and equipment	$21,209	$15,145	$62,167	$47,639
Depreciation and amortization	$19,909	$15,213	$55,526	$51,568
____________________________________________
(1)    Includes transition services agreement fees of $2.7 million and $9.9 million for the three and nine months ended September 30, 2025, and shared service fees from Select and transition services agreement fees of $3.8 million and $11.5 million for the three and nine months ended September 30, 2024. See Note 11—“Relationship with Select”, for additional information.
Segment Adjusted EBITDA is calculated as earnings excluding interest, income taxes, depreciation and amortization, gain (loss) on early retirement of debt, stock compensation expense, separation transaction costs, acquisition costs, gain (loss) on sale of businesses, and equity in earnings (losses) of unconsolidated subsidiaries.
The following table reconciles Segment Adjusted EBITDA to income before income taxes for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)
Segment Adjusted EBITDA	$118,917	$101,571	$336,594	$299,313
Interest expense	(28,683)	(21,369)	(82,424)	(21,275)
Interest expense on related party debt	—	(2,691)	—	(21,980)
Loss on early retirement of debt	—	—	(875)	—
Equity in losses of unconsolidated subsidiaries	—	—	—	(3,676)
Stock compensation expense	(2,330)	(168)	(6,884)	(500)
Depreciation and amortization	(19,909)	(15,213)	(55,526)	(51,568)
Separation transaction costs(1)	(1,025)	44	(2,700)	(1,569)
Nova and Pivot Onsite Innovations acquisition costs	(1,181)	—	(7,151)	—
Income before income taxes	$65,789	$62,174	$181,034	$198,745
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
The Nova acquisition met the definition of a business pursuant to ASC Topic 805, Business Combinations, and the acquisition was accounted for as a business combination under the acquisition method of accounting. The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair values are based on inputs that are unobservable in the market and therefore represent Level 3 inputs.
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
The following table reconciles the preliminary allocation of estimated fair value of the assets acquired and liabilities assumed to the consideration given for the acquired business (in thousands):

Accounts receivable	$18,822
Other current assets	1,525
Operating lease right-of-use assets	30,080
Property and equipment	2,636
Goodwill	209,453
Identifiable intangible assets	38,830
Other assets	8,769
Total assets	310,115
Accrued and other current liabilities	5,001
Non-current operating lease liabilities	30,080
Other non-current liabilities	10,029
Total liabilities	45,110
Consideration given	$265,005

The measurement period adjustments recorded in the third quarter primarily relate to adding an indemnification asset for profit interest and the related tax liability.

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

The preliminary estimate for goodwill of $209.5 million has been recognized for the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill is derived from Nova’s future earnings potential and its assembled workforce. The amount of goodwill is expected to be deductible for tax purposes.

For the three months ended September 30, 2025, Nova had total revenue of $31.3 million, which was included in the condensed consolidated financial statements. For the period March 1, 2025 through September 30, 2025, Nova had total revenue of $73.9 million, which was included in the condensed consolidated financial statements.
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
The Pivot Onsite Innovations acquisition met the definition of a business pursuant to ASC Topic 805, Business Combinations, and the acquisition was accounted for as a business combination under the acquisition method of accounting. The Company allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their preliminary estimated fair values. The fair values are based on inputs that are unobservable in the market and therefore represent Level 3 inputs.
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The following table reconciles the preliminary allocation of estimated fair value of the assets acquired and liabilities assumed to the consideration given for the acquired business (in thousands):

Accounts receivable	$8,638
Other current assets	183
Goodwill	34,502
Identifiable intangible assets	14,340
Other assets	192
Total assets	57,855
Accrued and other current liabilities	3,189
Other non-current liabilities	218
Total liabilities	3,407
Consideration given	$54,448
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

	Fair Value	Weighted Average Amortization Period
	(in thousands)	(in years)
Customer relationships	$14,340	7 years
Identifiable intangible assets	$14,340
The preliminary estimate for goodwill of $34.5 million has been recognized for the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill is derived from Pivot Onsite Innovations’ future earnings potential and its assembled workforce. The amount of goodwill is expected to be deductible for tax purposes.
For the three months ended September 30, 2025, Pivot Onsite Innovations had total revenue of $16.6 million, which was included in the condensed consolidated financial statements. For the period June 1, 2025 through September 30, 2025, Pivot Onsite Innovations had total revenue of $22.1 million, which was included in the condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Pro Forma Results
The following unaudited consolidated pro forma financial results combine the historical results of Nova, Pivot Onsite Innovations and the Company to present the results as if the Nova and Pivot Onsite Innovations acquisitions had occurred on January 1, 2024. The pro forma information is presented for illustration purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisitions occurred on that date, nor is it indicative of future results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited) (in thousands)
Total revenue	$572,800	$541,036	$1,671,250	$1,582,418
Net income attributable to the Company	$50,631	$46,448	$141,460	$150,210
The pro forma financial information is based on the preliminary allocation of the purchase price of the Nova and Pivot Onsite Innovations acquisitions and is therefore subject to adjustment upon finalizing the purchase price allocation, as described above, during the measurement period. The net income tax impact was calculated at the effective tax rate, as if Nova and Pivot Onsite Innovations had been a subsidiary of the Company as of January 1, 2024.
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

Deferred Hedging Gains and Losses on Cash Flow Hedges

Based on our valuation at September 30, 2025 and assuming market rates remain constant through contract maturities, we expect transfers to earnings of the existing gains or losses reported in accumulated other comprehensive income on interest rate cash flow hedges during the next 12 months to correspond to the current assets and liabilities portion of the derivative as disclosed in Note 8—“Fair Value of Financial Instruments”.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Derivative Impact on the Statements of Comprehensive Income

The following table presents the pre-tax amounts of derivative gains or losses deferred into accumulated other comprehensive income and the income statement line item that will be affected when reclassified to earnings (in thousands):

		Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Accumulated Other Comprehensive Income Component (OCI)	Location of Losses When Reclassified to Net Income/(Loss)	Gains/(Losses) Recognized in OCI Related to Derivatives Designated as Hedging Instruments
Cash flow hedges:
Swap contracts	Interest expense	$(184)	$(3,467)
Collar contracts	Interest expense	554	(1,286)
Total gains (losses) recognized in statements of comprehensive income		$370	$(4,753)

Derivative Impact on the Statements of Income

The following tables present the pre-tax amounts of derivative gains or (losses) recorded to earnings and the affected income statement line items (in thousands):

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
	Interest expense
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges(1):
Swap contracts	$386	$877
Collar contracts(2)	—	—
Total gains recognized in statements of income	$386	$877
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
16.    Accumulated Other Comprehensive Income
The components of, and changes in, accumulated other comprehensive income, net of tax, were as follows (in thousands):

Net Cash Flow Hedge Adjustments
Balance as of June 30, 2025	$(3,863)
Net deferred (losses)/gains on cash flow hedges	(15)
Net deferred gains/(losses) on cash flow hedges reclassified to net income	289
Balance as of September 30, 2025	$(3,589)

Net Cash Flow Hedge Adjustments
Balance as of December 31, 2024	$—
Net deferred (losses)/gains on cash flow hedges	(4,248)
Net deferred gains/(losses) on cash flow hedges reclassified to net income	659
Balance as of September 30, 2025	$(3,589)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income were as follows (in thousands):

	Three Months Ended September 30, 2025			Nine Months Ended September 30, 2025
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Net deferred (losses)/gains on cash flow hedges	$(16)	$1	$(15)	$(5,630)	$1,382	$(4,248)
Net deferred gains/(losses) on cash flow hedges reclassified to net income	$386	$(97)	$289	$877	$(218)	$659

The amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

		Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Accumulated Other Comprehensive Income (OCI) Component	Affected Line Item in the Statements of Income	Reclassified from Accumulated OCI to Earnings
Gains/(losses) on cash flow hedges:
Swap contract	Interest expense	$386	$877
Collar contract(1)	Interest expense	—	—
Gains/(losses) on hedges before income taxes		$386	$877
Income tax expense		(97)	(218)
Gains on hedges		$289	$659
____________________________________________
(1)    As of the reporting date, the 1-month Term SOFR remains within the specified cap strike and floor strike bands. Consequently, no amounts have been reclassified from OCI to earnings.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
17.    Subsequent Events
Voluntary Repayment of Debt
In October 2025, the Company made a voluntary repayment on the Revolving Credit Facility using cash on hand of $35.0 million, resulting in no borrowings outstanding on the Revolving Credit Facility.
At October 31, 2025, the Company had $428.0 million of availability under its Revolving Credit Facility after giving effect to $22.0 million of outstanding letters of credit and no borrowings outstanding.
Restricted Stock Awards
On November 4, 2025, the Human Capital and Compensation Committee approved granting directors and certain of its employees 1.6 million restricted stock awards, which generally vest annually over four years. The fair value of these awards was $30.7 million.
Share Repurchase Program
On November 5, 2025, the Board of Directors authorized a share repurchase program to repurchase up to $100 million of the Company’s outstanding common stock. The share repurchase authorization will expire on December 31, 2027, unless extended or terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Board of Directors deems appropriate. Concentra will fund this program with cash on hand.
Dividend
On November 5, 2025, the Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about December 9, 2025, to stockholders of record as of the close of business on December 2, 2025.

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
Overview
We were founded in 1979 and have grown to be the largest provider of occupational health services in the United States by number of locations. Our national presence enables us to provide access to high-quality care that supports our mission to improve the health of America’s workforce. As of September 30, 2025, we operated 628 stand-alone occupational health centers in 41 states and 413 onsite health clinics at employer worksites in 44 states. We also have expanded our reach via our telemedicine program serving 43 states and the District of Columbia. In total, we deliver services across 47 states and the District of Columbia. Our patients are generally employed by our main customers — employers across the United States.
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

•Onsite health clinics: Our onsite health clinics operating segment delivers occupational health services and/or employer-sponsored primary care services at an employer’s workplace, including mobile health services and episodic specialty testing services — we deliver our services at 413 permanent on-site locations and multiple other employer locations through our episodic services. In this operating segment, we serve medium to large-sized employers.
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
The following table represents the percentage of revenue by our operating segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Occupational health centers	92%	95%	93%	95%
Onsite health clinics	6%	3%	5%	3%
Other businesses	2%	2%	2%	2%
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
The following table sets forth the percentage of visit-related revenue in our occupational health center operating segment by service offering, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Workers’ compensation services	65%	65%	65%	64%
Employer services	33%	33%	33%	34%
Consumer health services	2%	2%	2%	2%

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
Debt Financing
On March 3, 2025, the Company completed an amendment to the Credit Agreement to increase our revolving credit facility by $50.0 million from $400.0 million to $450.0 million. The interest rate for the revolving credit facility has been reduced from Term Secured Overnight Financing Rate (“Term SOFR”) plus 2.50% to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including a 25-basis point step down at a net leverage ratio of ≤3.50x. In addition, the amendment to the Credit Agreement also added new debt through an incremental term loan of $102.1 million, which provides an updated Term Loan of $950.0 million. The Term Loan interest rate has been reduced from Term SOFR plus 2.25% down to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including 25-basis point step down at a net leverage ratio of ≤3.25x.
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
Voluntary Repayment of Debt
During the three months ended September 30, 2025, the Company made voluntary repayments on the Revolving Credit Facility of $50 million. These repayments were made using available cash on hand and were not contractually required. Under the terms of the Credit Agreement, repayment was not due until July 26, 2029.
In October 2025, the Company made an additional voluntary repayment on the Revolving Credit Facility using cash on hand of $35 million, resulting in no borrowings outstanding on the Revolving Credit Facility.
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
The following table sets forth operating statistics for our occupational health centers operating segment for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025	2024		% Change	2025		2024	% Change
Number of patient visits
Workers’ compensation	1,621,435	1,476,486		9.8%	4,656,296		4,364,824	6.7%
Employer services	1,882,820	1,728,720		8.9%	5,456,615		5,090,410	7.2%
Consumer health	53,442	53,399		0.1%	169,474		173,281	(2.2)%
Total	3,557,697	3,258,605		9.2%	10,282,385		9,628,515	6.8%
VPD Volume
Workers’ compensation	25,335	23,070		9.8%	24,379		22,733	7.2%
Employer services	29,419	27,011		8.9%	28,569		26,513	7.8%
Consumer health	835	834		0.1%	887		903	(1.8)%
Total	55,589	50,916	(1)	9.2%	53,834	(1)	50,149	7.3%
Revenue per visit
Workers’ compensation	$211.82	$202.29		4.7%	$209.98		$198.62	5.7%
Employer services	92.01	89.55		2.7%	93.04		90.14	3.2%
Consumer health	138.38	137.30		0.8%	136.80		134.62	1.6%
Total	$147.31	$141.42		4.2%	$146.72		$140.12	4.7%
Business days	64	64			191		192
____________________________________________
(1)    Does not total due to rounding.

Facility Counts
The following table sets forth facility counts for our occupational health centers and onsite health clinics operating segments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Number of occupational health centers—start of period	628	547	552	544
Number of occupational health centers acquired	—	1	72	3
Number of occupational health centers de novos	1	1	5	3
Number of occupational health centers closed/sold	(1)	—	(1)	(1)
Number of occupational health centers—end of period	628	549	628	549
Number of onsite health clinics operated—end of period	413	156	413	156
Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,
	2025		2024
(in thousands)	Amount	Percent(2)	Amount	Percent(2)
Revenue	$572,800	100.0%	$489,638	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	405,535	70.8	351,103	71.7
General and administrative, exclusive of depreciation and amortization	52,884	9.2	37,088	7.6
Depreciation and amortization	19,909	3.5	15,213	3.1
Total costs and expenses	478,328	83.5	403,404	82.4
Income from operations	94,472	16.5	86,234	17.6
Other income and expense:
Interest expense	(28,683)	(5.0)	(21,369)	(4.4)
Interest expense on related party debt	—	—	(2,691)	(0.5)
Income before income taxes	65,789	11.5	62,174	12.7
Income tax expense	15,967	2.8	16,415	3.4
Net income	49,822	8.7	45,759	9.3
Less: net income attributable to non-controlling interests	1,563	0.3	1,421	0.3
Net income attributable to the Company	$48,259	8.4%	$44,338	9.1%
Adjusted EBITDA(1)	$118,917	20.8%	$101,571	20.7%
Adjusted Net Income Attributable to the Company(1)	$49,929	8.7%	$44,306	9.0%
____________________________________________
(1)    Adjusted EBITDA and Adjusted Net Income Attributable to the Company are financial measures not calculated in accordance with U.S. GAAP. For definitions and reconciliations to the U.S. GAAP measures, refer to “—Non-GAAP Measures”.
(2)    Totals in this column may not foot due to rounding.

	Nine Months Ended September 30,
	2025		2024
(in thousands)	Amount	Percent(2)	Amount	Percent(2)
Revenue	$1,624,337	100.0%	$1,435,151	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,151,970	70.9	1,027,366	71.6
General and administrative, exclusive of depreciation and amortization	152,528	9.4	110,825	7.7
Depreciation and amortization	55,526	3.4	51,568	3.6
Total costs and expenses	1,360,024	83.7	1,189,759	82.9
Other operating income	20	0.0	284	0.0
Income from operations	264,333	16.3	245,676	17.1
Other income and expense:
Loss on early retirement of debt	(875)	(0.1)	—	—
Equity in losses of unconsolidated subsidiaries	—	—	(3,676)	(0.3)
Interest expense	(82,424)	(5.1)	(21,275)	(1.5)
Interest expense on related party debt	—	—	(21,980)	(1.5)
Income before income taxes	181,034	11.1	198,745	13.8
Income tax expense	44,376	2.7	49,648	3.4
Net income	136,658	8.4	149,097	10.4
Less: net income attributable to non-controlling interests	4,928	0.3	4,066	0.3
Net income attributable to the Company	$131,730	8.1%	$145,031	10.1%
Adjusted EBITDA(1)	$336,594	20.7%	$299,313	20.9%
Adjusted Net Income Attributable to the Company(1)	$139,828	8.6%	$146,208	10.2%
____________________________________________
(1)    Adjusted EBITDA and Adjusted Net Income Attributable to the Company are financial measures not calculated in accordance with U.S. GAAP. For definitions and reconciliations to the U.S. GAAP measures, refer to “—Non-GAAP Measures
(2)    Totals in this column may not foot due to rounding.
Three Months Ended September 30, 2025, Compared to Three Months Ended September 30, 2024
Revenue
Revenue increased 17.0% to $572.8 million for the three months ended September 30, 2025, compared to $489.6 million for the three months ended September 30, 2024, driven primarily by the increase in volume of patient visits and revenue per visit, as described below, and due to the addition of over 240 onsite locations that were acquired through acquisition in June 2025 and 72 occupational health centers that were acquired through acquisitions in March 2025.
Our total patient visits increased 9.2% to 3,557,697 for the three months ended September 30, 2025, compared to 3,258,605 visits for the three months ended September 30, 2024. Total VPD volume increased 9.2% to 55,589 for the three months ended September 30, 2025, compared to 50,916 for the three months ended September 30, 2024, primarily due to an increase in workers’ compensation and employer services visits. Workers’ compensation VPD volume increased 9.8% to 25,335 from 23,070 and employer services VPD volume increased 8.9% to 29,419 from 27,011, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.
Revenue per visit increased 4.2% to $147.31 for the three months ended September 30, 2025, compared to $141.42 for the three months ended September 30, 2024. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, for the three months ended September 30, 2025. Revenue per visit for workers’ compensation visits increased 4.7% to $211.82 from $202.29 and revenue per visit for employer services visits increased 2.7% to $92.01 from $89.55, for the three months ended September 30, 2025, compared to the three months ended September 30, 2024.

Cost of Services
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services was $405.5 million, or 70.8% of revenue, for the three months ended September 30, 2025, compared to $351.1 million, or 71.7% of revenue, for the three months ended September 30, 2024. The percentage of revenue decreased primarily due to increased staffing efficiencies, relative to a 17.0% increase in revenue during the period.
General and Administrative
General and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, corporate offices, and other administrative areas as well as executive compensation. Our general and administrative expenses were $52.9 million, or 9.2% of revenue, for the three months ended September 30, 2025, compared to $37.1 million, or 7.6% of revenue, for the three months ended September 30, 2024. The increase in general and administrative expense as a percentage of revenue is principally due to Nova and Pivot Onsite Innovations acquisition and transition costs, one-time costs to separate from Select, stock compensation expense, and the planned addition of new full-time employees and other personnel costs to support the separation from Select and operate as a standalone public company.
Excluding items that are added back for purposes of calculating Adjusted EBITDA, including stock compensation expense, acquisitions costs, and one-time separation transaction costs, general and administrative expenses were $48.5 million for the three months ended September 30, 2025, or 8.5% of revenue, compared to 7.5% of revenue in the three months ended September 30, 2024. The year-over-year increase in general and administrative expense burdening Adjusted EBITDA was primarily the result of the planned addition of new full-time employees and non-personnel costs to support the separation from Select and operate as a standalone public company. Adjusted EBITDA is a financial measure not calculated in accordance with U.S. GAAP. For a definition and a reconciliation to net income, please see “Non-GAAP Measures”.
Depreciation and Amortization
Depreciation and amortization expense was $19.9 million for the three months ended September 30, 2025, or 3.5% of revenue compared to $15.2 million for the three months ended September 30, 2024, or 3.1% of revenue. The increase was due to recent growth investments.
Interest Expense
For the three months ended September 30, 2025, we had interest expense of $28.7 million, compared to $21.4 million for the three months ended September 30, 2024. The increase in interest expense was due to the issuance of an $850.0 million term loan, $650.0 million senior notes in late July 2024, $102.1 million incremental term loan in March 2025 and the $35.0 million in borrowings on the revolving credit facility as of September 2025, as described in Note 6—“Long-Term Debt.”
Interest Expense on Related Party Debt
For the three months ended September 30, 2025, we had no interest expense on related party debt with Select, compared to $2.7 million for the three months ended September 30, 2024. The decrease in interest expense on related party debt is due to the payoff of the revolving promissory note with Select during the three months ended September 30, 2024.
Income Taxes
We recorded income tax expense of $16.0 million for the three months ended September 30, 2025, which represented an effective tax rate of 24.3%. We recorded income tax expense of $16.4 million for the three months ended September 30, 2024, which represented an effective tax rate of 26.4%. Our income tax expense is computed based on annual estimates which we allocate throughout the year based on our income. This intra-period tax allocation may cause our effective tax rate to reflect variances when compared to the prior year as estimates of our annual income and the components of our income tax expense change throughout the year.

Nine Months Ended September 30, 2025, Compared to Nine Months Ended September 30, 2024
Revenue
Revenue increased 13.2% to $1,624.3 million for the nine months ended September 30, 2025, compared to $1,435.2 million for the nine months ended September 30, 2024, driven primarily by the increase in volume of patient visits and revenue per visit, as described below, and due to the addition of over 240 onsite locations that were acquired through acquisition in June 2025 and 72 occupational health centers that were acquired through acquisitions in March 2025.
Our total patient visits increased 6.8% to 10,282,385 for the nine months ended September 30, 2025, compared to 9,628,515 visits for the nine months ended September 30, 2024. Total VPD volume increased 7.3% to 53,834 for the nine months ended September 30, 2025, compared to 50,149 for the nine months ended September 30, 2024, primarily due to an increase in workers’ compensation and employer services visits. Workers’ compensation VPD volume increased 7.2% to 24,379 from 22,733 and employer services VPD volume increased 7.8% to 28,569 from 26,513, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Revenue per visit increased 4.7% to $146.72 for the nine months ended September 30, 2025, compared to $140.12 for the nine months ended September 30, 2024. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, for the nine months ended September 30, 2025. Revenue per visit for workers’ compensation visits increased 5.7% to $209.98 from $198.62 and revenue per visit for employer services visits increased 3.2% to $93.04 from $90.14, for the nine months ended September 30, 2025, compared to the nine months ended September 30, 2024.
Cost of Services
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services was $1,152.0 million, or 70.9% of revenue, for the nine months ended September 30, 2025, compared to $1,027.4 million, or 71.6% of revenue, for the nine months ended September 30, 2024. The percentage of revenue decreased primarily due to increased staffing efficiencies, relative to a 13.2% increase in revenue during the period.
General and Administrative
General and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, corporate offices, and other administrative areas as well as executive compensation. Our general and administrative expenses were $152.5 million, or 9.4% of revenue, for the nine months ended September 30, 2025, compared to $110.8 million, or 7.7% of revenue, for the nine months ended September 30, 2024. The increase in general and administrative expense as a percentage of revenue is principally due to Nova and Pivot Onsite Innovations acquisition and transition costs, one-time costs to separate from Select, stock compensation expense, and the planned addition of new full-time employees and other personnel costs to support the separation from Select and operate as a standalone public company.
Excluding items that are added back for purposes of calculating Adjusted EBITDA, including stock compensation expense, acquisitions costs, and one-time separation transaction costs, general and administrative expenses was $136.4 million for the nine months ended September 30, 2025, or 8.4% of revenue, compared to 7.6% of revenue in the nine months ended September 30, 2024. The year-over-year increase in general and administrative expense burdening Adjusted EBITDA was primarily the result of the planned addition of new full-time employees and non-personnel costs to support the separation from Select and operate as a standalone public company. Adjusted EBITDA is a financial measure not calculated in accordance with U.S. GAAP. For a definition and a reconciliation to net income, please see “Non-GAAP Measures”.
Depreciation and Amortization
Depreciation and amortization expense was $55.5 million for the nine months ended September 30, 2025, compared to $51.6 million for the nine months ended September 30, 2024. The increase was due to recent growth investments.
Equity in Losses of Unconsolidated Subsidiaries
For the nine months ended September 30, 2025, we had no equity in losses of unconsolidated subsidiaries, compared to $3.7 million for the nine months ended September 30, 2024. The decrease in equity in losses is attributable to the impairment of an investment during the nine months ended September 30, 2024.

Interest Expense
For the nine months ended September 30, 2025, we had interest expense of $82.4 million, compared to $21.3 million for the nine months ended September 30, 2024. The increase in interest expense was due to the issuance of an $850.0 million term loan, $650.0 million senior notes in late July 2024, $102.1 million of incremental term loan in March 2025, and $35.0 million in borrowings on the revolving credit facility as of September 2025, as described in Note 6, Long-Term Debt.
Interest Expense on Related Party Debt
For the nine months ended September 30, 2025, we had no interest expense on our related party debt with Select, compared to $22.0 million for the nine months ended September 30, 2024. The decrease in interest expense on related party debt is due to the payoff of the revolving promissory note with Select during the three months ended September 30, 2024.
Income Taxes
We recorded income tax expense of $44.4 million for the nine months ended September 30, 2025, which represented an effective tax rate of 24.5%. We recorded income tax expense of $49.6 million for the nine months ended September 30, 2024, which represented an effective tax rate of 25.0%. Our income tax expense is computed based on annual estimates which we allocate throughout the year based on our income. This intra-period tax allocation may cause our effective tax rate to reflect variances when compared to the prior year as estimates of our annual income and the components of our income tax expense change throughout the year.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
($ in thousands)	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue	Amount	% of Revenue
Reconciliation of Adjusted EBITDA:
Net income	$49,822	8.7%	$45,759	9.3%	$136,658	8.4%	$149,097	10.4%
Add (Subtract):
Income tax expense	15,967	2.8	16,415	3.4	44,376	2.7	49,648	3.5
Interest expense	28,683	5.0	21,369	4.4	82,424	5.1	21,275	1.5
Interest expense on related party debt	—	—	2,691	0.5	—	—	21,980	1.5
Equity in losses of unconsolidated subsidiaries	—	—	—	—	—	—	3,676	0.3
Loss on early retirement of debt	—	—	—	—	875	0.1	—	—
Stock compensation expense	2,330	0.4	168	0.0	6,884	0.4	500	0.0
Depreciation and amortization	19,909	3.5	15,213	3.1	55,526	3.4	51,568	3.6
Separation transaction costs(1)	1,025	0.2	(44)	0.0	2,700	0.2	1,569	0.1
Nova and Pivot Onsite Innovations acquisition costs	1,181	0.2	—	—	7,151	0.4	—	—
Adjusted EBITDA	$118,917	20.8%	$101,571	20.7%	$336,594	20.7%	$299,313	20.9%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands, except per share amounts)	2025	Per Share(4)	2024	Per Share	2025	Per Share(4)	2024	Per Share
Reconciliation of Adjusted Net Income Attributable to the Company:(1)
Net income attributable to the Company	$48,259	$0.38	$44,338	$0.37	$131,730	$1.03	$145,031	$1.32
Adjustments:
Loss on early retirement of debt	—	—	—	—	875	0.01	—	—
Separation transaction costs(2)	1,025	0.01	(44)	0.00	2,700	0.02	1,569	0.01
Nova and Pivot Onsite Innovations acquisition costs	1,181	0.01	—	—	7,151	0.06	—	—
Total additions (subtractions), net	$2,206	$0.02	$(44)	$0.00	$10,726	$0.08	$1,569	$0.01
Less: tax effect of adjustments(3)	(536)	0.00	12	0.00	(2,628)	(0.02)	(392)	0.00
Adjusted Net Income Attributable to the Company	$49,929	$0.39	$44,306	$0.37	$139,828	$1.09	$146,208	$1.33

Weighted average shares outstanding - diluted		128,170		120,765		128,163		109,691
_____________________________________
(1)    Beginning in the second quarter of 2025, we updated the schedule for all periods presented to include Net Income Attributable to the Company. Management believes this measure will provide an improved insight into the performance of our business.
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
(4)    Does not total due to rounding.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2025 and Nine Months Ended September 30, 2024
In the following table and analysis, we discuss cash flows from operating activities, investing activities, and financing activities for the periods indicated:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	$160,705	$180,963
Net cash used in investing activities	(394,725)	(54,579)
Net cash provided by (used in) financing activities	100,706	(20,936)
Net (decrease) increase in cash	(133,314)	105,448
Cash at beginning of period	183,255	31,374
Cash at end of period	$49,941	$136,822
Operating activities provided $160.7 million and $181.0 million of cash flows during the nine months ended September 30, 2025 and 2024, respectively. The decrease in cash flows from operating activities for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024, was primarily due to an increase in interest payments following the recapitalization of debt in July 2024.
Investing activities used $394.7 million and $54.6 million of cash flows for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the principal uses of cash were $62.2 million for purchases of property and equipment under our capital program to open de novos, upgrade and maintain existing facilities, Nova start-up capital, and technology investments, and $333.3 million for acquisitions of businesses, which primarily includes the purchase of Nova and Pivot Onsite Innovations. For the nine months ended September 30, 2024, the principal uses of cash were $47.6 million for purchases of property and equipment and $7.0 million for acquisitions of businesses.
Financing activities provided $100.7 million and used $20.9 million of cash flows for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, the principal sources of cash were due to the updated term loan net proceeds of $948.8 million, and from borrowings on our Revolving Credit Facility of $85.0 million. This was partially offset by payment of the original term loan of $852.6 million, voluntary revolver repayments of $50.0 million, dividend payments of $24.0 million to shareholders, and distributions to non-controlling interest of $4.5 million. For the nine months ended September 30, 2024, the principal uses of cash were a $1,535.7 million dividend payment to Select and $470.0 million of net repayments on our related party revolving promissory note. The principle sources of cash were net proceeds from our term loans of $836.7 million, net proceeds from the issuance of our 6.875% senior notes of $637.3 million, and net proceeds from our initial public offering of $511.2 million.
On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The most significant impacts of the OBBBA on the Company are the immediate expensing of domestic research and development expenditures and the permanent reinstatement of bonus depreciation for qualifying properties. The Company had a $12.6 million positive impact on our cash flows and cash tax position due to these provisions during the three months ended September 30, 2025.
Capital Resources
We had net working capital of $62.8 million at September 30, 2025, compared to net working capital of $130.0 million at December 31, 2024. The decrease in the net working capital surplus was principally due to a decrease in our cash, which resulted from the Nova acquisition in March 2025, Pivot Onsite Innovations acquisition in June 2025, and voluntary revolver repayments. On March 1, 2025, we acquired Nova and financed the transaction using a combination of $102.1 million of new debt financing under the Credit Agreement, $50.0 million of available borrowing capacity under our existing Revolving Credit Facility, and the remaining with cash on hand. On June 1, 2025, we acquired Pivot Onsite Innovations and financed the transaction using a combination of $35.0 million of available borrowing capacity under our existing Revolving Credit Facility and the remaining with cash on hand.
During the three months ended September 30, 2025, we made voluntary repayments on the Revolving Credit Facility using cash on hand of $50 million.

In October 2025, the Company made an additional voluntary repayment on the Revolving Credit Facility using cash on hand of $35 million, resulting in no borrowings outstanding on the Revolving Credit Facility.
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
Credit Facilities
On July 26, 2024, CHSI, a wholly-owned subsidiary of Concentra, entered into a senior secured credit agreement (the “Credit Agreement”) that provided for an $850.0 million term loan (the “Term Loan”), and a $400.0 million revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). In March 2025, the Company completed an amendment to the Credit Agreement to increase our Revolving Credit Facility by $50.0 million from $400.0 million to $450.0 million. The interest rate for the Revolving Credit Facility has been reduced from the Term SOFR plus 2.50% to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including 25-basis point step down at a net leverage ratio of ≤3.50x. In addition, the amendment to the Credit Agreement also added new debt through an incremental term loan of $102.1 million, which provides an updated Term Loan of $950.0 million. The Term Loan interest rate has been reduced from Term SOFR plus 2.25% down to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including 25-basis point step down at a net leverage ratio of ≤3.25x.
At September 30, 2025, the Company had $393.0 million of availability under its Revolving Credit Facility after giving effect to $35.0 million of borrowings under the Revolving Credit Facility and $22.0 million of outstanding letters of credit.
The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.5 to 1.0. As of September 30, 2025, our leverage ratio was 3.6x.
At October 31, 2025, the Company had $428.0 million of availability under its Revolving Credit Facility after giving effect to $22.0 million of outstanding letters of credit and no borrowings outstanding.
Hedging
On March 3, 2025 we entered into derivative swap and collar contracts to mitigate our exposure to variable Term SOFR interest rates, which expire on February 29, 2028. The derivative swap contract limits the Term SOFR rate to a fixed rate of 3.829% on $300.0 million of principal outstanding under our term loan. We also entered into a derivative collar contract, which limits the Term SOFR rate to a cap of 4.500% and floor of 3.001% on $300.0 million of principal outstanding under our term loan. These derivative contracts limit our Term SOFR variable interest exposure on our $945.3 million term loan.
Liquidity
We believe our internally generated cash flows and borrowing capacity under our Revolving Credit Facility will allow us to finance our operations in both the short and long term. As of September 30, 2025, we had cash of $49.9 million and $393.0 million of availability under the Revolving Credit Facility, after giving effect to $35.0 million of borrowings under the Revolving Credit Facility and $22.0 million of outstanding letters of credit.
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
Restricted Stock Awards
On November 4, 2025, the Human Capital and Compensation Committee approved granting directors and certain of its employees 1.6 million restricted stock awards, which generally vest annually over four years. The fair value of these awards was $30.7 million.

Share Repurchase Program
On November 5, 2025, the Board of Directors authorized a share repurchase program to repurchase up to $100 million of the Company’s outstanding common stock. The share repurchase authorization will expire on December 31, 2027, unless extended or terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Board of Directors deems appropriate. Concentra will fund this program with cash on hand.
Dividend
On February 28, 2025, May 6, 2025, and August 6, 2025, our Board of Directors declared a cash dividend of $0.0625 per share. On April 1, 2025, May 29, 2025, and August 28, 2025, cash dividends of $8.0 million were paid for each payment date, for a total of $24.0 million paid in 2025.
On November 5, 2025, our Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about December 9, 2025, to stockholders of record as of the close of business on December 2, 2025.
There is no assurance that future dividends will be declared. The declaration and payment of dividends in the future are at the discretion of our Board of Directors after taking into account various factors, including, but not limited to, our financial condition, operating results, available cash and current and anticipated cash needs, the terms of our indebtedness, and other factors our Board of Directors may deem to be relevant. Additionally, certain contractual agreements we are party to, including our credit facilities, will limit our ability to pay dividends to our stockholders.
Recent Accounting Pronouncements
Refer to Note 2— “Accounting Policies” of the notes to our condensed consolidated financial statements included herein for information regarding recent accounting pronouncements.
Critical Accounting Estimates
There have been no material changes in our Critical Accounting Estimates from the information provided in the “Critical Accounting Estimates” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Effects of Inflation
The healthcare industry is labor intensive and our largest expenses are labor related costs. Wage and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. There has been minimal inflationary impact on our businesses thus far.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our credit facilities, which bear interest rates that are indexed against Term SOFR. We do not hold or use derivative financial instruments for trading purposes.
At September 30, 2025, we had outstanding borrowings under our credit facilities consisting of a $945.3 million term loan (excluding unamortized original issue discounts and debt issuance costs of $12.1 million) and $35.0 million of borrowings under our Revolving Credit Facility, which bear interest at variable rates.
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
As of September 30, 2025, the Term SOFR rate was 4.13% and we had $645.3 million of term loan borrowings and $35.0 million of Revolving Credit Facility, which would be subject to variable interest rates.
At September 30, 2025, each 0.25% increase in market interest rates will impact the annual interest expense on our variable rate debt by $1.0 million. In addition, a 0.25% increase in market interest rates will impact the annual interest expense by an additional $0.8 million, up to a maximum of $1.1 million due to the Term SOFR rate cap of 4.5% on the derivative collar contract.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered in this report. Based on this evaluation, as of September 30, 2025, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures, including the accumulation and communication of disclosure to our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding disclosure, are effective to provide reasonable assurance that material information required to be included in our periodic SEC reports is recorded, processed, summarized, and reported within the time periods specified in the relevant SEC rules and forms.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934 that occurred during the third quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Rule 10b5-1 Trading Plans
During the three months ended September 30, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulations S-K).

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

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, and President and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
___________________________________________

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCENTRA GROUP HOLDINGS PARENT, INC.

Dated: November 6, 2025	By:	/s/ Matthew T. DiCanio
Matthew T. DiCanio
President and Principal Financial Officer
(Duly Authorized Officer)

Dated: November 6, 2025	By:	/s/ Su Zan Nelson
Su Zan Nelson
Executive Vice President, Chief Accounting Officer
(Principal Accounting Officer)