Form 10-K
period 2025-12-31
Concentra Group Holdings Parent, Inc.
filed 2026-02-26
CIK 2014596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For fiscal year ended December 31, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding twelve months (or for such shorter period that the registrant was required to submit such files). Yes  ☒  No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously held financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second quarter, was $2,365,492,630, based on the closing price for the common stock on the New York Stock Exchange.
As of January 31, 2026, the number of shares outstanding of the registrant’s common stock was 128,634,749.
Unless the context indicates otherwise, any reference in this report to “Concentra” refers to Concentra Group Holdings Parent, Inc. and its subsidiaries. References to the “Company,” “we,” “us,” and “our” refer collectively to Concentra and its subsidiaries.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement relating to the annual meeting of shareholders to be held on or about April 30, 2026 will be filed with the Securities and Exchange Commission within 120 days after the registrant’s fiscal year ended December 31, 2025, and is incorporated by reference in Part III of this Form 10-K.

CONCENTRA GROUP HOLDINGS PARENT, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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
•Adverse changes to our relationships with employer customers, third-party payors, workers’ compensation provider networks or employer services networks;
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
•The impacts of any security breaches, cyberattacks, loss of data, or cybersecurity threats or incidents involving our, or our third-party vendors’, information technology systems, and any failure to comply with legal requirements related to data privacy, interoperability or data protection, including those governing the privacy and security of health information or other regulated, sensitive or confidential information;
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
•Our ability to manage relationships with managed affiliated professional medical groups (“Managed PCs”);
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
•The negative impact of public threats such as a global pandemic or widespread outbreak of an infectious disease;
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

Item 1.    Business.
Overview
We were founded in 1979 and have grown to be the largest provider of occupational health services in the United States by number of locations. Our national presence enables us to provide access to high-quality care that supports our mission to improve the health of America’s workforce. As of December 31, 2025, we operated 628 stand-alone occupational health centers in 41 states and 411 onsite health clinics at employer worksites in 44 states. We also have expanded our reach via our telemedicine program serving 43 states and the District of Columbia. In total, we deliver services across 47 states and the District of Columbia. We had approximately 13,000 colleagues and affiliated physicians and clinicians as of December 31, 2025 who supported the delivery of an extensive suite of services, including occupational and consumer health services and other direct-to-employer care to approximately 53,000 patients each business day on average during 2025. Our patients are generally employed by our main customers — employers across the United States.
Our business is organized into three operating segments: occupational health centers, onsite health clinics, and other businesses. The operating segments are based primarily on the type or location of occupational health services provided. All three operating segments are aggregated into a single reportable segment in our consolidated financial statements based on similar services provided, service delivery process involved, target customers, and similar economic characteristics. For the year ended December 31, 2025 our revenue was $2,163.4 million, with approximately 93% from occupational health centers, approximately 5% from onsite health clinics, and approximately 2% from other businesses. Across our operating segments, we offer a diverse and comprehensive array of services, including workers’ compensation, employer services and consumer health services.
Significant Events
Nova Acquisition
Effective March 1, 2025, the Company acquired Nova Medical Centers (“Nova”). Concentra Health Services, Inc., a wholly owned subsidiary of Concentra (“CHSI”), entered into an equity purchase agreement to acquire all of the outstanding membership interests for a purchase price of $265.0 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. We financed the transaction using a combination of $102.1 million of new debt financing under the Credit Agreement (as defined below), $50.0 million of available borrowing capacity under our Revolving Credit Facility (as defined below), and the remaining with cash on hand.
Nova operated 67 occupational health centers in five states, providing workers’ compensation injury care services, physical therapy, drug and alcohol screening, and pre-employment physicals as part of their full suite of occupational health services.
Debt Financing
On March 3, 2025, the Company completed an amendment to the Credit Agreement to increase our Revolving Credit Facility by $50.0 million from $400.0 million to $450.0 million. The interest rate for the Revolving Credit Facility has been reduced from Term Secured Overnight Financing Rate (“Term SOFR”) plus 2.50% to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including a 25-basis point step down at a net leverage ratio of ≤3.50x. In addition, the amendment to the Credit Agreement also added new debt through an incremental term loan of $102.1 million, which provides an updated Term Loan of $950.0 million. The Term Loan interest rate has been reduced from Term SOFR plus 2.25% down to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including a 25-basis point step down at a net leverage ratio of ≤3.25x.
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
Pivot Onsite Innovations operated over 240 onsite health clinics at employer locations in over 40 states, providing occupational health, wellness, prevention, and performance services. The acquisition enabled the Company to expand to over 400 onsite health clinics at employer worksites.

Voluntary Repayment of Debt
During the year ended December 31, 2025, the Company made voluntary repayments on the Revolving Credit Facility of $85 million, which resulted in no borrowings outstanding on the Revolving Credit Facility as of December 31, 2025. These repayments were made using available cash on hand and were not contractually required. Under the terms of the Credit Agreement, repayment was not due until July 26, 2029.
Repurchase of Common Stock
During the year ended December 31, 2025, we repurchased 1.1 million shares of our common stock for $22.4 million. The repurchase of common stock included shares repurchased under the share repurchase program and 114,052 shares of common stock repurchased for $2.4 million related to the shares withheld in connection with the vesting of employee restricted stock awards. Shares repurchased in connection with employee restricted stock awards do not impact the remaining authorization under the share repurchase program.
Share Repurchase Program
On November 5, 2025, the Board of Directors authorized a share repurchase program to repurchase up to $100 million of the Company’s outstanding common stock. The share repurchase program will expire on December 31, 2027, unless extended or terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Board of Directors deems appropriate. The Company will fund the share repurchase program with cash on hand. The authorization of the share repurchase program does not obligate the Company to repurchase any shares.
During the year ended December 31, 2025, the Company repurchased 1.0 million shares of common stock under the share repurchase program for $20.0 million. All shares repurchased were permanently retired. As of December 31, 2025, the Company’s remaining authorization to repurchase shares under the program was $80.0 million.
Our Industry
Occupational Health Services
In advanced economies such as the United States, occupational health services have emerged to protect the health and safety of employees, as well as the financial integrity of businesses that make innovation, productivity, and growth possible. Occupational health services focus on the diagnosis and treatment of work-related injuries and illnesses (workers’ compensation services) and employer services such as examinations, physicals, tests and screenings, vaccinations, and a range of consultative services designed to protect employees from workplace hazards.
Workers’ Compensation Services
Workers’ compensation insurance provides coverage for medical and indemnity (lost time) costs incurred by employees who experience work-related injuries or illnesses. In 2024, there were an estimated 3.1 million work-related injuries and illnesses in the United States according to the U.S. Bureau of Labor Statistics, with the total cost of work-related injuries estimated at $176.5 billion in 2023 according to The National Safety Council. The number of work-related injuries in the United States has grown each year from 2020 to 2024, according to the U.S. Bureau of Labor Statistics.
Workers’ compensation laws and regulations vary by state, so the specific details of coverage and reimbursement will differ based on the location of the workplace and the laws that govern workers’ compensation in that state. The cost of medical care provided for workers’ compensation services is generally determined by either a state fee schedule or usual, customary, and reasonable (“UCR”) guidelines, based on the relevant regulations. Oversight for each state’s workers’ compensation rates typically falls under an agency like the state’s labor department or workers’ compensation board, and the determination of rate amounts is independent of state and federal budgets. The managed affiliated professional medical groups (“Managed PCs”) that we contract with to provide healthcare typically receive reimbursement for workers’ compensation services via the employer’s insurance carrier or third-party administrator, based on the fee schedule established by the state in which the injury occurred. The fee schedule outlines the maximum amount that will be paid for various medical services provided.
Healthcare providers are typically reimbursed based on these predetermined rates with no co-pays or deductibles involved. In limited cases where a state does not have an established fee schedule, UCR guidelines are used to determine reimbursement. Our workers’ compensation revenue is driven by a combination of visit volume and rate growth. Historically, based on the Company’s data, annual growth in workers’ compensation visit-related incremental revenue contributed specifically by reimbursement rates (e.g., state fee schedules and UCR guidelines) averaged approximately 3% from 2016 to

2025. Given the stringent requirements for workers’ compensation services, and due to the variation between states, it is difficult for multi-site employers to adopt uniform policies to administer, manage, and control the costs of employer benefits.
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
Physical examinations and evaluations include pre-placement, post-offer, and human performance examinations that help ensure employees can safely perform the jobs to which they are assigned, Department of Transportation (“DOT”) examinations for commercial drivers, Federal Aviation Administration examinations for pilots, and fire/police examinations and respirator clearance and fit tests. We performed more than 2 million physical examinations across our occupational health centers during 2025.
Drug and alcohol screening services are performed when employers choose to screen employees for drugs and/or alcohol to promote a safer workplace. There are various types of drug and alcohol screens, including 5-panel and 10-panel drug screens that follow the parameters of applicable state and federal laws for non-regulated employment drug testing, including pre-employment drug testing, random drug testing, post-accident drug testing, and reasonable suspicion drug testing. We performed more than 3 million of these screens across our occupational health centers during 2025.
In addition to physical examinations and drug and alcohol screenings, there are a variety of other employer services to help keep employees safe and healthy, including a range of preventive services such as job site analysis, worksite evaluation, vaccinations, athletic training, and a range of health coaching and education.
Occupational Health Services Industry Trends
Since the introduction of the Occupational Safety and Health Act of 1970, much progress has been made to improve the safety and health of workers in the United States. Worker deaths and the incidence rate of injuries and illnesses have declined due to the collective efforts of The Occupational Safety and Health Administration (“OSHA”), employers, workplace safety organizations, and occupational health service providers among others. Despite heightened awareness, improved training, and advanced safety technology, the incidence rate of injuries among the growing workforce has stabilized over the past five years, according to the U.S. Bureau of Labor Statistics, in part due to the below industry trends. Our mission to improve the health of America’s workforce and our comprehensive occupational health service offering addresses the full continuum of workplace health — providing employer services to promote worker health and support the prevention of workplace injuries and illnesses from occurring in the first place, and providing high quality workers’ compensation injury and physical rehabilitation care when they do. We believe we are well positioned and acutely focused on delivering full scale services to address evolving occupational health services trends.
Among the trends supporting our growth are:
•The United States workforce is large and growing with 159.4 million non-farm employees as of the end of 2025, according to the U.S. Bureau of Labor Statistics, with an overall increase of 6% compared to 2019 levels.
•As the employed population continues to age, injuries for older workers are typically more severe and take longer to recover from.
•An increase in claims involving comorbidities is contributing to higher rates of work injury, more complex injuries, and higher workers’ compensation costs.
•A reshoring of manufacturing into the United States drives greater industrial employment and construction needs
•Newer, less experienced employees have higher rates of injury.
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
Our Operating Segments
Our business is organized into three operating segments based primarily on the type or location of occupational health services provided:
• Occupational health centers: Our occupational health centers operating segment encompasses the services we deliver at our 628 occupational health center facilities across the United States. In this operating segment, we serve all types of employers, from Fortune 100 companies to small businesses. The occupational health services provided in this operating segment include workers’ compensation and employer services, and we also provide consumer health services.
• Onsite health clinics: Our onsite health clinics operating segment delivers occupational health services and/or employer-sponsored primary care services at an employer’s workplace, including mobile health services and episodic specialty testing services — we deliver our services at 411 permanent on-site locations and multiple other employer locations through our episodic services. In this operating segment, we serve medium to large-sized employers.
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
The following table represents the percentage of revenue by our operating segments for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Occupational health centers	93%	95%	95%
Onsite health clinics	5%	3%	3%
Other businesses	2%	2%	2%
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
Advanced primary care — a holistic approach to healthcare that looks at the entire health of the individual who is being treated — is a new onsite health offering that the Company launched in 2024. The focus is on proactive prevention by closing gaps in care and managing chronic conditions by addressing the larger social and behavioral health needs of the patient, in addition to treating the symptoms present at the time of the patient’s visit. According to Mercer, a management consulting firm, this approach has been shown to significantly lower the overall healthcare spending for the employer while also improving the overall health of the patient.
Other Businesses
Our other businesses are comprised of several complementary services to our core occupational health services offering and includes Concentra Telemed, Concentra Pharmacy and Concentra Medical Compliance Administration. In this operating segment, we serve all types of employers.
•Telemedicine — is a telemedicine platform designed for the treatment of work-related injuries and illnesses. Since its launch in 2017, thousands of employees nationwide have used Concentra Telemed to connect with our Managed PCs’ licensed clinicians using video technology. We have the capability to conduct telemedicine visits in our centers during center hours, however, we primarily use our centralized telemedicine team which is available 24 hours per day, 7 days per week.
•Concentra Pharmacy — is an umbrella brand created to combine our St. Mary’s, Occuscript, and ContinuityRx businesses. St. Mary’s is a Verified-Accredited Wholesale Distributor®, an accredited repackaging pharmacy founded in 1994. St. Mary’s distributes repackaged medications to our occupational health centers nationwide, which allows our affiliated physicians to dispense medications to the patient at the time of visit at no cost to the patient in states that allow dispensing.
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
Workers’ Compensation Services
For the year ended December 31, 2025, we had a total of 6.3 million workers’ compensation visits and treated approximately 839,000 initial injury visits, which represents approximately one in four work-related injuries within the United States, according to the U.S. Bureau of Labor Statistics. Our specially trained, affiliated occupational health clinicians and therapists provide high-quality care according to our outcomes-based clinical practices and rigorous standards of care designed to create a cohesive solution that achieves optimal results. See “Our Competitive Strengths—Operational Excellence” and “Our Competitive Strengths—High-Quality Care and Clinical Outcomes”.
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
Physical therapy
Physical therapy is a key component of our solution for work-related injury care and our occupational health centers provide workers’ compensation physical therapy on site. We offer physical therapy, occupational therapy and certified athletic trainer services that can be tailored to address a range of musculoskeletal conditions. We believe early intervention is critical to optimize an injured employee’s comfort, mitigate injury acuity, and expedite a safe return to work. We also find this methodology can help avoid more invasive, costlier tests and treatments, such as injections, magnetic resonance imaging, specialist visits, and unnecessary surgical procedures. In addition to managing musculoskeletal disorders, our therapists can provide a range of preventive services, such as exercise programs, educational programs, and return-to-work coordination.
Specialty care
When our affiliated physicians and other clinicians determine an employee’s medical condition requires specialty care or testing, they identify appropriate specialists for the employee. Our streamlined approach helps ensure prompt and appropriate treatment and continuity of care for better clinical and cost containment outcomes. While we operate an extensive national occupational health center network, we are independent of hospital systems and outside physician groups. This allows clinicians to make referral decisions from a patient focused perspective, selecting appropriate clinical resources to deliver quality care. As part of our commitment to the continuum of care, visits with certain specialist physicians in our Concentra Advanced Specialist network occur within our occupational health centers.
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
•Tests and Screenings — DOT-compliant urine drug screens, breath alcohol testing, hair sample testing, rapid urine drug screens, audiometric screenings, electrocardiograms, pulmonary function testing, vision testing, vitals, x-rays, infectious disease screenings, bloodborne pathogen exposure screenings; and
•Other Services — vaccinations/immunizations, athletic training, specialist care.
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
Sources of Revenue
The following table presents the approximate revenue percentages by payor source for the periods indicated:

	Year Ended December 31,
Revenue by Payor Source	2025	2024	2023
Workers’ compensation insurance carriers, workers’ compensation third-party administrators and self-insured employers	60.9%	61.4%	60.4%
Employers and employer services third-party administrators(1)	37.6%	37.0%	37.9%
Commercial insurance carriers(2)	1.5%	1.6%	1.7%
Total	100.0%	100.0%	100.0%
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

Our Competitive Strengths
We believe we are differentiated by the following set of distinctive strengths:
•Leader in Occupational Health Services. As of December 31, 2025, we are the largest provider of occupational health services in the United States by number of locations, with a significant national presence. As of December 31, 2025, we had approximately 13,000 colleagues and affiliated physicians and clinicians who supported the delivery of care to approximately 53,000 patients per business day on average for 2025. The vast majority of these patients work for one of our approximately 200,000 employer customers, which include 100% of the Fortune 100 companies. As of December 31, 2025, we operated 628 stand-alone occupational health centers in 41 states and 411 onsite health clinics at employer worksites in 44 states.
Concentra Telemed, our telemedicine solution for the treatment of work-related injuries and illnesses and employer services, expands access to our quality care beyond our occupational health centers and onsite health clinics and is available 24 hours per day, 7 days per week. In total, we deliver services across 47 states and the District of Columbia. In the United States, 64% of employer locations are within approximately 12 miles of one of our occupational health centers, and, as of December 31, 2025, we have occupational health centers in 85 of the 100 largest Metropolitan Statistical Areas. We believe our size and scale enable us to offer our customers and their employees access to high-quality care and a consistent customer experience through our service delivery channels to ensure we meet their customized needs.
•High-Quality Care and Clinical Outcomes. We are a trusted provider of occupational health services in the United States today because of our focus on the following core competencies over our more than 45-year history: lower average total claim cost, fewer days per claim, and more productive employees. Based on claim studies from 2020 to 2025, our average total claim costs were 25% lower and average claim duration was 65 fewer days per claim when compared to non-Concentra claims. In addition, in 2025, approximately 95% of injured employees seen by us after their initial visit were recommended to return to work in some capacity on the same day based on our internal data, which we believe results in more productive employees for our customers.
We support licensed clinical professionals who have extensive experience and are trained in occupational health services. They aim to apply their deep knowledge of occupational health services, proven methodologies, and evidence-based clinical guidelines to support rapid and sustainable recovery and return to work. We have established a model for workplace health and our Medical Expert Panels work to identify health trends, research new treatment approaches, monitor regulatory changes, and develop clinical practice guidelines and best practices. We maintain policies and procedures to ensure ongoing compliance with standard regulating bodies, including OSHA and the DOT. We leverage our collective experience across millions of cases across our network of occupational health centers and onsite health clinics to deliver improved outcomes. We are driving data interoperability with industry partners to increase efficiency and optimize clinical outcomes.
•Diversified Service Offering. We provide a range of workforce health products and services via our occupational health centers, our onsite health clinics and our telemedicine platform to help employers keep their employees safe, healthy, and productive, including consultation and program management for specific industry sectors, such as wholesale and retail distribution, transportation, manufacturing, construction, restaurants, entertainment services and business and health services. Medical and therapy clinicians deliver comprehensive work injury care using an early intervention approach to treatment for rapid, sustainable recovery. Our occupational health services offering extends our capabilities beyond our facility footprint and allows us not only to treat workplace injuries, but also to create programs that prevent those injuries in the first place. We provide preventive and workforce management solutions that strive to keep employers compliant with local, state, and federal employment guidelines. In addition, our onsite health clinics offer employer-sponsored advanced primary care services directly to employees and their dependents at their worksite, and our telemedicine offering includes workers’ compensation behavioral health services.
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

•Operational Excellence. We are focused on supporting the delivery of a high-quality patient experience and positive medical outcomes. Our results are driven by automated processes and workflows, proprietary systems and technology, and proficiency honed over our years of experience as an occupational health services provider. Beyond our infrastructure and capabilities, our corporate vision inspires our strong culture of welcoming, respectful and skillful colleagues that put our customers and their employees first. Our Orange Book sets forth our culture and guiding philosophy, describes our principles of exceptional service delivery, and provides daily motivation to our colleagues nationwide. We assess our performance against our goals in several ways, including by measuring and monitoring patient satisfaction from surveys and reviewing our ratings on external websites and incorporating customer service metrics in our colleague and management performance and incentive plans. Based on over one million annual patient surveys conducted by the Company, 79% of patients rate us a 9 or 10, on a scale of 1-10, on overall satisfaction with their center visit on average over the last three years.
•Deep and Diverse Customer Relationships. As of December 31, 2025, we partnered with approximately 200,000 employers nationwide, including 100% of Fortune 100 companies, supporting approximately 375,000 employer locations. Our employer customer count has increased approximately 40% since 2015, and our diverse and long-tenured client base includes companies from multiple industries including manufacturing, business services, staffing agencies, retail, healthcare, food stores and restaurants, government, logistics and motor freight, transportation, construction, wholesale, and schools, among others. Services provided to our largest employer customer and its employees account for less than 3% of our occupational health center revenue, and the top 1,000 employer customers and their employees account for approximately 37% of our occupational health center revenue as of 2025. In addition, 98% of our top 100 customers as of 2025 have been our customer for at least ten years. We have strong relationships with payors (insurance carriers and third-party claims administrators) that have been built over time by tenured administrative and operational leaders. For example, as of December 31, 2025, major ecosystem partners have been with us for more than 20 years on average. Our local management teams work closely and collaboratively with our customers’ local management to discuss business needs and outcomes, and highlight new products and services to ensure we are delivering on our mutual goals.
•Track Record of Innovation. Over our more than 45-year history, we have played an important role in creating the workplace healthcare industry model that exists today, and we continue to advance, innovate, and support the delivery of medical care for employees. Technology continues to be at the forefront of our strategic vision, and we continue to make advancements by introducing key technologies that focus on delivering an exceptional colleague and customer experience. One example is the Concentra HUB, our robust occupational health customer portal, which makes it easier and more convenient for employers, insurance carriers, and third-party claims administrators to access the information they need. This self-service, online tool offers access 24 hours per day, 7 days per week and enables our customers to authorize services to be performed at our occupational health centers and Concentra Telemed, view patient test results and reports, manage account and contact information, designate user access and permissions, pay invoices, and submit customer support requests. Approximately two-thirds of our employer customers utilize Concentra HUB with the potential for continued growth as we constantly add novel features to this proprietary platform. In addition, we have made material investments in technologies designed to provide a fully digital experience to patients and customers, and our omnichannel capabilities deliver seamless access to information across multiple channels. We are also driving data interoperability with industry partners to increase efficiency and optimize clinical outcomes. We are leveraging artificial intelligence and machine learning to build predictive models using historical data with the goal of supporting quality patient care, compliance and operations efficiency, such as by using tools that help predict patient noncompliance and automate chart reviews.
•Focus on Growth. Our infrastructure, experience and patient outcomes allow us to continue strategic growth in our current business as well as expansion into adjacent, mission-aligned markets. Our experience in growing our presence and offerings to meet the evolving needs of our customers includes the completion of over 200 transactions since the Company’s inception. As of December 31, 2025, our occupational health center footprint more than doubled since 2017 to 628 occupational health centers, through both acquisitions and de novo locations. Our model for evaluating and executing on our growth plan includes a time-tested, turnkey process and technology transition with a focus on solid customer experience and retention, expected clinical and business outcomes, and an expedited return on investment. We continue to grow our onsite health clinics at employer worksites and telemedicine businesses through acquisition, new use cases, additional service offerings, and expanded customer audiences which provide additional opportunities for new customers and growth within our existing customer base.

•Experienced Leadership. Our executive leadership team brings nearly 300 years of combined experience at the Company and a strong track record of performance and business growth in the occupational health services industry. The executive leadership team is responsible for mapping strategies and key initiatives, providing direction, and engaging colleagues throughout the organization to achieve our common goals. In addition, the executive leadership team is supported by our organizational infrastructure comprised of seasoned leaders in medical, clinical services, operations, sales, technology and other areas to ensure alignment, coordination, and execution of enterprise initiatives. Together, they strive to ensure efficient management of resources and effectively collaborate to deliver on objectives, respond to evolving business needs, and drive our outstanding company culture.
Our Growth Strategy
Across our more than 45-year history, we have demonstrated a consistent growth trajectory, with a track record of revenue growth and strong Adjusted EBITDA and net income margins. The potential for continuing our strong and sustainable growth is founded on the execution of our core set of diversified and proven strategies.
•Driving organic growth. We grow same-center visit volume and revenue by capturing market share through customer acquisition and retention. As a longstanding nationwide provider of occupational health services, we believe our trusted brand and high visibility locations provide ample awareness and name recognition which serve as a solid foundation for acquiring and retaining business. Additionally, we believe our high-quality services and reputation within the workers’ compensation and employer services ecosystems serve as a source of visits, referrals, and new customers. See “Our Competitive Strengths — Operational Excellence” and “Our Competitive Strengths — High-Quality Care and Clinical Outcomes”. Also, our organic visit growth has been historically accompanied by increases in fee schedules and reimbursement rates across service lines to ensure commensurate gains in revenue. From 2016 to 2025, annual growth in visit-related incremental revenue contributed specifically by reimbursement rates averaged approximately 3% for each of workers’ compensation, employer services, and on a total basis.
•Executing strategic acquisitions and de novos. We have applied a robust strategy of acquiring existing occupational health centers and building new de novo centers as a key part of our growth into the largest provider of occupational health services in the United States by number of locations, as of December 31, 2025. Our past strategic transactions have filled gaps in existing geographic markets or granted us entry into new markets to enable us to offer existing and new customers expanded access to occupational health services. Our current management and support teams have significant experience executing transactions of all sizes, from single occupational health center tuck-ins to a single transaction for 200+ occupational health centers. We seek to leverage our best practices, workflows, systems, support infrastructure, and relationships to deliver enhanced clinical and business outcomes in an accelerated manner.
We have also acquired operators of onsite health clinics, and our growth trajectory for employer-sponsored primary care expands the scope of our acquisition targets to primary care-oriented onsite health clinics. Additionally, mobile health services and episodic specialty testing services offer greenfield opportunities due to the varied number, size, and scope of currently available worksite focused solutions.
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
Our onsite health services have grown by expanding episodic specialty testing services and mobile health services. In 2024, we added an advanced primary care service offering at our onsite health clinics to further expand our service offerings. Advanced primary care focuses on total person care to help participants identify, manage, and positively impact their chronic health conditions through addressing medical, behavioral, and social determinants of health. The goal of this approach is not only individual patient improvements, but also to help ensure measurable population health improvements, which translate to lower employers’ healthcare spend. We believe there are additional growth opportunities in occupational health and advanced primary care as the estimated total addressable onsite clinic market is approximately $17 billion.
Like our onsite health clinics, Concentra Telemed has expanded beyond workers’ compensation services to offer employer services such as screening evaluations for employees with potential work-related exposures. And in 2024, by leveraging our clinical expertise and virtual care platform, we launched our offering of workers’ compensation behavioral health services via Concentra Telemed. This expansion is designed to address previously unmet needs and growing demand due to an insufficient number of behavioral health providers and the absence of an organized delivery model. We believe we possess the innovative mindset, development processes, clinical expertise, operational infrastructure, and go-to-market capabilities to successfully develop, launch, and grow new products and services.
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
Employers
As of December 31, 2025, we partner with approximately 200,000 employers nationwide, including 100% of Fortune 100 companies, supporting approximately 375,000 employer locations. Both our number of employer customers and our number of employer locations have increased over 40% since 2015. Services provided to our largest employer customer and its employees account for less than 3% of our occupational health center revenue and the top 1,000 employer customers and their employees account for approximately 37% of our occupational health center revenue as of 2025. In addition, 98% of our top 100 customers as of 2025 have been our customer for at least ten years.
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
We serve employers with a broad geographic mix, evidenced by our center count by state of approximately 16% in California, 16% in Texas, 6% in Florida, 5% in Pennsylvania, 4% in Colorado, and the remaining 53% in the other 36 states we serve, as of December 31, 2025.
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
Patients
Our occupational health centers support the delivery of care to approximately 53,000 patients each business day on average for a total of approximately 13.5 million patient visits in 2025. The vast majority of patients are employees of our employer customers and work in labor-intensive industries. They receive care delivered by trained occupational health services clinicians and therapists in accordance with our outcomes-based clinical practices.

Competition
The occupational health services industry is extremely competitive and highly fragmented. The competitive landscape is constantly evolving and we expect the level of competition to increase and become more sophisticated and scaled. Our competition can be broken down by our main operating segments as follows:
Occupational Health Centers
Our occupational health centers compete with (i) other providers that are focused on occupational health and (ii) healthcare providers focused on other specialties that also offer occupational health as an ancillary service.
Competitors that are focused on occupational health include the following:
•Independent occupational health practices are a significant source of competition and are mainly comprised of groups with between 1 and 3 locations dedicated to a single market.
•A select number of occupational health groups have grown to become regional players. These groups are typically confined to a few markets or states with between 10 and 50 total locations. Some of these players are backed by middle-market financial sponsors, as the occupational health services industry has seen an uptick in private equity participation in recent years. Some examples of regional groups include MBI Industrial Medicine, Akeso Occupational Health/Agile Occupational Medicine, and ProActive Work Health Services.
•Hospital-owned occupational health clinics are another major area of competition, typically with between 1 and 3 locations in a single metro area, but some have greater scale and reach. Examples of larger hospital-operated occupational health groups include Kaiser Permanente and Banner Health. There has been an increasing trend in recent years of hospitals divesting these practices often viewed as non-core to the health system.
Our competition also includes thousands of providers in the U.S. that focus on another specialty but offer occupational health as an ancillary service line. While occupational health is typically a very small portion of their overall business and not their expertise, their large size and scale in total — including both regional/national groups and local providers — enable them to comprise a significant portion of our competitive landscape. These groups include the following:
•Consumer-focused urgent care providers like American Family Care Urgent Care, CareNow Urgent Care, and GoHealth Urgent Care
•Emergency rooms, including hospital-owned ERs and independent freestanding ERs
•Primary care and family medicine practices
•Outpatient physical therapy clinics
•Multi-specialty practices
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
•A few large onsite providers focus on occupational health services, such as Medcor, CAREonsite, and WorkCare.
Other Businesses
There is also competition amongst our ancillary service lines:
•Telemedicine — We are a provider of telemedicine services focused exclusively on occupational health services and workers’ compensation. We compete with smaller platforms that focus on occupational health services and workers’ compensation and with larger telemedicine companies that offer occupational health services as a small piece of their business.

•Third-party employer services administration — Concentra Medical Compliance Administration competes in a fragmented market with a large number of third-party administrators across the country.
Human Capital Management
As of December 31, 2025, we had 13,133 colleagues and affiliated physicians and clinicians who support the delivery of an extensive suite of services, including 9,967 full-time and 32 part-time, and 3,134 per-diem employees. The term “colleagues and affiliated physicians and clinicians” includes both our directly employed colleagues who provide administrative and management support to the Managed PCs and the physicians and clinicians that are employed by the Managed PCs. As of December 31, 2025, we directly employed 9,053 colleagues who provide administrative support to our Managed PCs. As of December 31, 2025, our Managed PCs employed 4,080 physicians and other clinicians. Our workforce is non-union. We consider our relations with our colleagues and affiliated physicians and clinicians to be good and believe that both are essential contributors to our success. We devote considerable time and resources to attract, engage, and retain talented colleagues and affiliated physicians and clinicians to ensure our ability to successfully operate our business and achieve our goals. To achieve our human capital objectives, there are several key areas of focus as described below.
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
Training and Development
Our Managed PCs’ licensed clinicians and employees that we support receive new-hire orientation and training which is commensurate with the experience of the employee. We have also developed several programs to advance technical and clinical skills, enable career growth and improve retention for clinical and operational employees. Using our online platform, we have developed an extensive catalog of online learning classes for both instructor-led and asynchronous learning covering technical, professional, and management-related topics. To support educational requirements for our Managed PCs licensed clinicians, some of our clinical education courses are approved for continuing education units with the respective accrediting organization.
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
Equal Employment Opportunity and Cultural Competency
We strive to foster a culture in which all are treated equally and with respect. We are committed to providing regular employee education and training on equal employment opportunity and cultural competency, and we evaluate and update these resources on an ongoing basis. We take pride in our recruitment efforts that seek to attract the best and brightest talent from around the country. We hire employees and treat patients without regard to race, religion, gender, disability, nationality, sexual orientation, and any other legally protected characteristic.
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
The Controlled Substances Act and Drug Enforcement Administration (“DEA”) regulations require every person who dispenses controlled substances to be registered with the DEA at each principal place of business or professional practice where the person dispenses controlled substances, subject to limited exceptions. Each facility must hold a DEA registration at each location and may be subject to similar state registration requirements. In addition, we are subject to a variety of federal and state statutes and regulations that govern operational issues related to pharmaceuticals and controlled substances, such as those related to packaging, storing, and dispensing of pharmaceutical drugs, inventory control and recordkeeping requirements for controlled substances, and other standards intended to prevent diversion of controlled substances. The DEA, DOJ, HHS, and state boards of pharmacy have broad enforcement powers, may conduct audits and investigations and can impose substantial fines and other penalties, including revocation of registration, with respect to laws and regulations governing pharmaceuticals and controlled substance.
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
Along with rules governing commercial telemarketing, the CAN-SPAM Act of 2003 governs anyone who is advertising products or services by electronic mail directed to or originating from the United States. The law covers the transmission of e-mail messages whose primary purpose is advertising or promoting a product or service and requires such email transmissions to include specific elements and language such as return e-mail addresses and opt out notices. CAN-SPAM is enforced primarily by the FTC and carries significant penalties. In addition, deceptive commercial e-mail is subject to laws banning false or misleading advertising.
Numerous federal and state laws, regulations, and standards govern the collection, use, retention, protection, security, disclosure, transfer and other processing of health-related and other personal information. For example, the Health Insurance Portability and Accountability Act of 1996, as amended, and its implementing regulations (collectively, “HIPAA”) require covered entities, including health plans and most healthcare providers, to protect the privacy and security of individually identifiable health information, known as protected health information (“PHI”), and facilitate individual rights with respect to PHI, including the right of individuals to access and obtain a copy of their PHI on a timely basis. Certain provisions of the HIPAA privacy and security regulations directly apply to business associates, which are entities that handle PHI on behalf of covered entities. Covered entities must notify affected individuals of breaches of unsecured PHI without unreasonable delay but no later than 60 days after discovery of the breach. Covered entities must also report breaches to the HHS and, in certain situations involving large breaches, to the media. All impermissible uses or disclosures of unsecured PHI are presumed to be breaches unless the covered entity or business associate establishes that there is a low probability the PHI has been compromised.
In addition, we are subject to many other federal and state laws and regulations that address the privacy and security of health information and other types of personal information, some of which are more restrictive than HIPAA or apply to other types of information. For example, various state laws and regulations require us to notify affected individuals in the event of a data breach involving personal information. The Federal Trade Commission (“FTC”) also uses its consumer protection authority to initiate enforcement actions in response to data breaches. Several states in which we operate have passed comprehensive privacy legislation and/or have adopted or are considering “offshoring prohibitions” that restrict the transfer, storage and access of patient data outside of the United States or North America.
We are also subject to federal and state laws addressing the use and disclosure of genetic and biometric information. The federal Genetic Information Nondiscrimination Act of 2008 (“GINA”) regulates the acquisition, use, and disclosure of genetic information, including genetic tests of an employee, an employee’s family, and information related to an employee’s family medical history. As a provider within the industrial and occupational health sector, we are subject to GINA. The Equal Employment Opportunity Commission enforces GINA, which also provides for a private right of action through which litigants can seek both compensatory and punitive damages.
Workers’ Compensation Laws and Regulations
Workers’ compensation is an insurance program mandated in most states that requires employers to fund or insure medical expenses, lost wages, and other costs resulting from work related injuries and illnesses. Workers’ compensation benefits and arrangements vary from state to state, and are often highly complex. In some states, payment for services covered by workers’ compensation programs are subject to cost containment features, such as requirements that all workers’ compensation injuries be treated through a managed care program, or the imposition of fee schedules or payment caps for services furnished to injured employees. Some state workers’ compensation laws limit the ability of an employer to select the providers furnishing care to injured employees. Several states require that physicians furnishing non- emergency services to workers’ compensation patients must register with the applicable state agency and undergo special continuing education and training. Workers’ compensation programs may also impose other requirements that affect the operations of our facilities furnishing medical services. Given that we do not control these processes, we may be subject to financial risks if individual jurisdictions reduce rates or do not routinely raise rates of reimbursement in a manner that keeps pace with the inflation of our costs of service. Although all states have a workers’ compensation system in place, there is no federal mandate that states have workers’ compensation and there are no federal standards for state programs.
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
Intellectual Property
Our success is dependent, in part, upon protecting our intellectual property rights, including those in our brands and our proprietary know-how and technology. We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business, including our corporate names, logos and website names. We currently have 28 trademarks and service marks registered with the United States Patent and Trademark Office (USPTO). We also hold approximately 92 website domain name registrations. We rely on a combination of trademark, trade secret, copyright and other intellectual property laws as well as contractual arrangements to establish and protect our intellectual property rights. While software and other of our proprietary works may be protected under copyright law, we have not registered any copyrights in these works, and instead, we primarily rely on protecting our software as a trade secret under state and federal law. In addition, we require that all of our colleagues and affiliated professional medical group employees agree to be bound by our Code of Conduct, which provides that the Company’s trademarks and other intellectual property may only be used for legitimate and authorized Company business and other activities. We also seek to protect certain of our proprietary technologies and information by entering into confidentiality agreements with our employed colleagues, professional medical group employees, consultants, and others who have access to such technologies and information.
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
We also maintain additional types of liability insurance covering claims which, due to their nature or amount, are not covered by or not fully covered by the applicable professional malpractice, general liability, property & casualty insurance policies, including workers’ compensation, directors and officers, cyber liability insurance and employment practices liability insurance coverages. Our insurance policies are generally silent with respect to punitive damages so coverage is available to the extent insurable under the law of any applicable jurisdiction and are subject to various deductibles and policy limits. We review our insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years.

Compliance Program
Our Compliance Program
We maintain a written code of conduct (the “Code of Conduct”) that provides guidelines for principles and regulatory rules that are applicable to our patient care and business activities. The Code of Conduct is reviewed and amended as necessary and is the basis for our company-wide compliance program. These guidelines are implemented by our Compliance/Audit and Privacy/Security Committee (the “Compliance Committee”) and are communicated to our employees through education and training programs. We also have established a reporting system and investigation policy, auditing and monitoring programs, and a disciplinary system as a means for enforcing the Code of Conduct’s policies.
Compliance Committee
Our Compliance Committee is made up of members of our senior management and in-house counsel. The Compliance Committee will meet, at a minimum, on a quarterly basis and will review the activities, reports, and operation of our compliance program.
Operating Our Compliance Program
We focus on integrating compliance responsibilities with operational functions. We recognize that our compliance with applicable laws and regulations depends upon individual colleague actions as well as company operations. As a result, we have adopted an operations team approach to compliance. Our corporate executives, with the assistance of corporate experts, designed the programs of the Compliance Committee. We utilize on-site leaders for employee-level implementation of our Code of Conduct. This approach is intended to reinforce our company-wide commitment to operate in accordance with the laws and regulations that govern our business.
Compliance Issue Reporting
In order to facilitate our colleague’s ability to report known, suspected, or potential violations of our Code of Conduct, we have developed a system of reporting. This reporting, anonymous or attributable, may be accomplished through our toll-free compliance hotline, compliance e-mail address, or through written correspondence mailed to the Compliance Committee at the Company mailing address. The Compliance Committee is responsible for reviewing and investigating each compliance incident in accordance with the compliance and audit services department’s investigation policy.
Compliance Monitoring and Auditing / Comprehensive Training and Education
Monitoring reports and the results of compliance for our business will be reported to the Compliance Committee, at a minimum, on a quarterly basis. We train and educate our colleagues regarding the Code of Conduct, as well as the legal and regulatory requirements relevant to each colleagues’ work environment. New and current colleagues are required to acknowledge and certify that the colleague has read, understood, and has agreed to abide by the Code of Conduct. Additionally, all colleagues are required to re-certify compliance with the Code of Conduct on an annual basis.
Policies and Procedures Reflecting Compliance Focus Areas
We review our policies and procedures for our compliance program from time to time in order to improve operations and to promote compliance with requirements of standards, laws, and regulations and to reflect the ongoing compliance focus areas which have been identified by the Compliance Committee.
Internal Audit
We have a compliance and audit department, which has an internal audit function. The Compliance Committee of our Board of Directors will review and discuss audit results and the activities and operation of our compliance program.
Available Information
Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are made available free of charge on our internet website at www.concentra.com as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC” or “Commission”). The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. In addition to reports filed or furnished with the SEC, we publicly disclose material information from time to time in press releases, investor presentations, and through our website. Information contained in or accessible through our website is not, and should not be deemed to be, part of this annual report.

Executive Officers of the Registrant
The following table sets forth the names, ages and titles, as well as a brief account of the business experience, of each person who was an executive officer of the Company as of February 26, 2026:

Name	Age	Position
William K. Newton	62	Chief Executive Officer and Director
Matthew T. DiCanio	43	President & Chief Financial Officer
John R. Anderson	76	Executive Vice President, Chief Medical Officer
Giovanni Gallara	51	Executive Vice President, Chief Clinical Services Officer
Michael A. Kosuth	68	Executive Vice President, Chief Operating Officer – East
Douglas R. McAndrew	55	Executive Vice President, Chief Operating Officer – West
Su Zan Nelson	62	Executive Vice President, Chief Accounting Officer
Jonathan P. Conser	55	Executive Vice President, Chief Growth & Customer Officer
Gregory M. Gilbert	62	Executive Vice President, Chief Reimbursement & Governmental Relations Officer
Thomas A. Devasia	56	Executive Vice President, Chief Marketing & Innovation Officer
John A. deLorimier	66	Executive Vice President, Chief Information & Technology Officer
Danielle Kendall	57	Executive Vice President, Chief People Officer
Michael D. Rhine	48	Executive Vice President, Chief Operating Officer - Onsite Health & Telemedicine
Timothy F. Ryan	65	Executive Vice President, Chief Legal Counsel
William Newton has served as (i) a member of Concentra’s Board of Directors since 2015 and (ii) Concentra’s Chief Executive Officer since rejoining Concentra in 2015. Previously, Mr. Newton served as Concentra’s President from 2015 to 2023. Mr. Newton also served as Concentra’s Chairman of the Board of Directors from 2018 to 2022. Prior to 2015, Mr. Newton served in various management and operational roles at Concentra and its predecessor, OccuSystems, from 1995 to 2011 and was promoted to President and Chief Operating Officer from 2007 to 2011. In 2011, Mr. Newton moved on to DentalOne Partners as President and Chief Operating Officer. Prior to joining OccuSystems in 1995, Mr. Newton worked for Columbia HCA’s Ambulatory Surgery Division and its predecessor Medical Care International from 1991 to 1995. Prior to 1991, Mr. Newton served in various accounting and finance roles at The Associates First Capital Corporation and was a certified public accountant (“CPA”) with KPMG Peat Marwick. Mr. Newton earned his Bachelor of Business Administration in accounting from Texas A&M University in 1985.
Matthew DiCanio has served as Concentra’s (i) President since 2023 and (ii) Chief Financial Officer since 2024. Mr. DiCanio joined Concentra in 2015 as Senior Vice President, Strategy & Corporate Development. He was named Executive Vice President in 2021. Mr. DiCanio was previously responsible for Concentra’s community-based outpatient center division (since divested) from 2016 to 2020. He also led the integration efforts for the Company’s US HealthWorks acquisition from 2018 to 2020. Before joining Concentra, Mr. DiCanio held various positions in finance, mergers and acquisitions and management. Mr. DiCanio was Principal and Co-Head of the healthcare vertical at a middle-market investment bank in Dallas from 2012 to 2015, an investment banker with Bank of America Merrill Lynch in New York City from 2009 to 2012, and a CPA with KPMG, LLP from 2004 to 2007. After earning a B.S. in Business Administration from the University of Richmond, Mr. DiCanio later earned an MBA in Finance and Economics from Columbia Business School in New York.
John Anderson, DO, FACOEM has served as Concentra’s (i) Chief Medical Officer since 2014 and (ii) Executive Vice President since 2021. Dr. Anderson is a Fellow of the American College of Occupational and Environmental Medicine and is board certified in both occupational medicine and healthcare quality management. Dr. Anderson is a member of the American Osteopathic College of Occupational and Preventive Medicine, the American College of Occupational and Environmental Medicine, and American Board of Quality Assurance and Utilization Review Physicians as well as the American Osteopathic Association and the Michigan Occupational and Environmental Medical Association. He served as an appointed member of the Michigan Workers’ Compensation Advisory Council from 1988 to 2009 and Wayne State University’s Occupational Medicine Resident Advisory Committee from 1996 to 2008. Dr. Anderson received his baccalaureate degree from John Carroll University and his Osteopathic medical degree from Kansas City University. Dr. Anderson also received a Business of Medicine Executive Graduate Certificate from Johns Hopkins University School of Medicine.

Giovanni Gallara, PT, DPT has served as Concentra’s Executive Vice President, Chief Clinical Services Officer since 2021. Previously, Mr. Gallara served as Concentra’s Senior Vice President from 2016 to 2021. Mr. Gallara served as Concentra’s Vice President of Therapy Operations, supporting the Northeast and Mid-Atlantic regions from 2011 to 2016. Prior to joining Concentra, Mr. Gallara worked in the financial services industry, outpatient rehabilitation clinical operations, onsite clinical care model delivery for Fortune 500 companies, and academics. Mr. Gallara received his undergraduate degree from Stockton University, Master’s degree in Physical Therapy from UMDNJ-Rutgers University, and Doctor of Physical Therapy from the University of Montana.
Michael Kosuth has served as Concentra’s Executive Vice President, Chief Operating Officer — East since 2021. Previously, Mr. Kosuth served as Concentra’s (i) Senior Vice President, Chief Operating Officer — East from 2018 to 2021 and (ii) Senior Vice President, Operations from 2015 to 2018. Mr. Kosuth has been employed by Concentra since 1996, serving in various positions. Mr. Kosuth has a Bachelor of Science from the University of Akron and a Master of Business Administration from Kent State University.
Douglas McAndrew has served as Concentra’s Executive Vice President, Chief Operating Officer — West since 2021. Previously, Mr. McAndrew served as Concentra’s Senior Vice President, Chief Operating Officer — West from 2018 to 2021 and as Senior Vice President, Operations from 2015 to 2018. During his tenure at Concentra, Mr. McAndrew has served in a variety of roles that included National Director / AVP of Sales, National Director of Episodic Services, Vice President of Specialty Services and Senior Vice President of Operations. Mr. McAndrew has a Bachelor of Science in Business Administration from Texas State University.
Su Zan Nelson, CPA has served as Concentra’s Executive Vice President, Chief Accounting Officer since 2024. Previously, Ms. Nelson served as Concentra’s Chief Financial Officer from 2016 to 2024. Ms. Nelson initially joined Concentra in 2001. In 2014, Ms. Nelson served as interim Chief Financial Officer for DentalOne Partners, a dental management service organization supporting 160 dental practices, and in 2015, Ms. Nelson served as the Chief Financial Officer for MedPost Urgent Care, a division of Tenet Healthcare Corporation (NYSE: THC). Ms. Nelson’s experience also includes healthcare related financial consultation to several leading corporations. Ms. Nelson earned her bachelor’s degree in finance from the University of Texas at Arlington and is a CPA.
Jonathan Conser has served as Concentra’s Executive Vice President, Chief Growth and Customer Officer since 2023. Previously, Mr. Conser served as Concentra’s Senior Vice President from 2016 to 2023. Since joining Concentra in 2003, Mr. Conser has served as Vice President of National Accounts in Concentra’s managed care division and most recently as Concentra’s Chief Sales Officer. Prior to joining Concentra, Mr. Conser held various management sales leadership positions with financial, insurance, automotive, and oil and gas companies. He received a Bachelor of Business Administration in business from Southern Methodist University.
Gregory Gilbert has served as Concentra’s Executive Vice President and Chief Reimbursement & Governmental Relations Officer since 2022. Mr. Gilbert has served in various roles for Concentra for over 30 years. Mr. Gilbert currently serves on the State Board of Workers’ Compensation Medical Advisory Committees for Maryland and Georgia and currently chairs the Georgia Medical Advisory Sub-Committee on Formulary and Treatment Guidelines. Mr. Gilbert received a Bachelor of Science in Health Professions from Texas State University and Master of Business Administration from the University of Dallas. Mr. Gilbert is a Certified Patient Account Manager through the American Association of Healthcare Administrative Management.
Thomas Devasia has served as Concentra’s Executive Vice President, Chief Marketing and Innovation Officer since 2022. Previously, Mr. Devasia served as Concentra’s Senior Vice President from 2020 to 2022. Since joining Concentra in 2016, Mr. Devasia has overseen our product, marketing, and digital teams. Prior to joining Concentra, Mr. Devasia held various leadership positions in consumer innovation, product development, business strategy and planning, marketing, and brand management at global and U.S. Fortune 100 healthcare companies. Mr. Devasia earned dual Bachelor of Arts degrees in biology and business from Bellarmine University and holds an MBA in marketing and international business from Xavier University.
John deLorimier has served as Concentra’s Executive Vice President, Chief Information and Technology Officer since 2023. Previously, Mr. deLorimier served as Concentra’s Senior Vice President and Executive Vice President of Customer Growth and Experience from 2015 to 2022. Mr. deLorimier served as Segment Vice President of Product and Sales development for Humana Inc. (NYSE: HUM) from 2012 to 2015. From 1990 to 2005 he also held senior roles in advising Fortune 500 companies on sales effectiveness, channel optimization, change management, innovation, and knowledge management. Mr. deLorimier earned undergraduate and graduate degrees from Virginia Tech.
Danielle Kendall has served as Concentra’s Executive Vice President, Chief People Officer since November 2024. Previously, Ms. Kendall served as Concentra’s (i) Senior Vice President, Human Resources from 2015 to 2024 and (ii) Vice President, Human Resources from 2007 to 2015. Ms. Kendall has served in various positions with Concentra since 2000. Prior to joining Concentra, Ms. Kendall served in human resources leadership roles at multi-site organizations across a variety of industries, including computer retail with CompUSA, Inc., dental management care, and life insurance. After earning an athletic scholarship in swimming, Ms. Kendall earned her Bachelor’s in Business Administration from Texas Christian University and maintains her SHRM-Senior Certified Professional (SHRM-SCP) and Senior Professional Human Resources designations in Human Resources.
Michael Rhine has served as Concentra’s Executive Vice President, Chief Operating Officer of onsite health and telemedicine business units since July 2023. Previously, Mr. Rhine served as Concentra’s (i) Senior Vice President of Concentra Onsites from 2021 to 2023 and (ii) Vice President of Northeast Operations from 2015 to 2021. Mr. Rhine served as Chief Operating Officer of Dimensional Dental during 2018. Prior to joining Dimension Dental, Mr. Rhine served in various roles for Concentra from 2003 to 2018. Mr. Rhine received his undergraduate degree from East Stroudsburg University and a Doctor of Physical Therapy Degree from Duke University.
Timothy Ryan has served as Concentra’s Executive Vice President, Chief Legal Counsel since October 2024. Prior to joining Concentra, Mr. Ryan served as Chief Legal Counsel at AccentCare, Inc. a prominent home health care provider from 2015 to 2024. Prior to that, he held several key positions at UnitedHealth Group Incorporated (NYSE: UNH) from 1995 to 2014, culminating in his role as General Counsel of OptumHealth, a diversified health and well-being company. Earlier in his career, Mr. Ryan was a private practice attorney at law firms in Chicago and Detroit. Mr. Ryan earned his Bachelor of Business Administration from the University of Michigan and his Juris Doctor from Boston University in Boston, Massachusetts.

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
•A failure or security breach of our, or our third-party vendors’, information technology systems, such as a cyber-attack, may compromise our facilities, confidential data or critical data systems, result in harm to patients, subject us to potential legal and reputational harm and otherwise have an adverse impact on our operations and business.
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
Risks Related to Financial and Economic Market Condition
•We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to the ongoing conflicts in the Middle East, Russia and Ukraine, and other international tensions. Our business, financial condition and results of operations could be adversely affected by any negative impact on the global economy, capital markets and supply chains resulting from such instability.

Risks Related to Our Indebtedness
•Our substantial indebtedness may limit the amount of cash flow available to invest in the ongoing needs of our business.
•Our Credit Facilities require us to comply with certain covenants and obligations, the default of which may result in the acceleration of certain of our Credit Facilities.
Risks Related to the Separation and the Distribution
•We have a limited history of operating as a standalone public company, and our historical financial information may not fully reflect the results that we would have achieved as a standalone public company or what our results may be in the future.
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
In addition to the other information in this Annual Report on Form 10-K, you should consider carefully the factors set forth below. We seek to identify, manage and mitigate risks to our business, but risks and uncertainties are difficult to predict, and many are outside of our control and therefore cannot be eliminated. You should be aware that it is not possible to predict or identify all these factors and that the following is not meant to be a complete discussion of all potential risks or uncertainties. If known or unknown risks or uncertainties materialize, our business, financial condition and results of operations could be adversely affected, potentially in a material way, which could cause the trading price of our common stock to decline.
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
We have strong and longstanding relationships with major employer customers, payors, workers’ compensation provider networks and third-party employer services networks. Our ability to maintain those relationships and obtain, retain or renew our agreements with them depends on several factors including our quality of service and reputation. Our results may decline if we lose our significant employer customers, payor relationships, or our ability to participate in workers’ compensation or employer services networks. One or more of our significant employer customers, payors, or networks could also be acquired, which could impact our relationship with such customer, payor, or network. As employer customers, payors and workers’ compensation or employer services networks make strategic business decisions in response to market conditions, financial pressure, competitive pricing pressures or other reasons, they may choose to discontinue their relationship with us or direct their employees to competitors for occupational health services. The loss of our significant employer customers, payor or network relationships could cause a material decline in our profitability and operating performance.
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
•laws related to the development and use of artificial intelligence (“AI”);
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
These laws and regulations, among other things, constrain our business and limit the types of financial arrangements we and our Managed PCs may have with providers, customers, patients, vendors, and third- party payors, including our arrangements with our Managed PCs and the owners of the Managed PCs, Medical Expert Panels, Concentra Advanced Specialists, and our advertising and marketing practices and arrangements, including transportation provided to patients. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws. To enforce compliance, the Office of the Inspector General (“OIG”) and the Department of Justice (“DOJ”) recently have increased its scrutiny of interactions between healthcare companies and healthcare providers, which has led to several investigations, prosecutions, convictions and settlements in the healthcare industry. These investigations often are focused on billing, coding and clinical documentation practices as well as financial arrangements with referral sources. We expect federal government will continue to devote substantial resources to investigating healthcare providers’ compliance with the FCA and other applicable fraud and abuse laws.

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
Initiatives undertaken by state workers’ compensation commissions, insurance companies, and other payors to contain the costs of healthcare services, including occupational health services and urgent care services, may adversely affect our financial performance. The cost of medical care provided for workers’ compensation services is often determined by a state fee schedule and state workers’ compensation commissions seek to control healthcare costs by reducing prescribed rates of reimbursements through fee schedule modifications. We compete with other healthcare providers, such as hospitals, who contract with insurance companies and other third-party payors and may be able to negotiate more favorable rates or provide services at a lower cost. Disputes with payors pertaining to cost control efforts have resulted, and may continue to result in an increase in reimbursement denials and delays, which may increase our operational and administrative costs and decrease the reimbursement we receive. We believe that these cost containment measures may continue and, if so, would limit reimbursements for healthcare services that our affiliated clinicians provide. If state workers’ compensation commissions or third-party payors reduce the amounts they pay for healthcare services, our revenue, profitability, and financial condition may be adversely affected.
The nature of the markets that we serve may constrain our ability to realize reimbursement increases at rates sufficient to keep pace with the inflation of our costs.
Rates of reimbursement for workers’ compensation services are established through a legislative or regulatory process within each state that we serve. Currently, we offer occupational health centers or telemedicine services in 38 states and the District of Columbia which have fee schedules pursuant to which all healthcare providers are uniformly reimbursed for workers’ compensation services. The fee schedules are determined by each state and generally prescribe the maximum amounts that may be reimbursed for a designated procedure. In the states without fee schedules, healthcare providers are generally reimbursed based on UCR rates charged in the particular state in which the services are provided. Given that we do not control these processes, we may be subject to financial risks, including decreased revenue and profitability, if individual jurisdictions reduce rates or do not routinely raise rates of reimbursement in a manner that keeps pace with the inflation of our costs of service.
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

We are highly dependent upon the ability of our affiliated professional medical groups to recruit and retain qualified physicians and other licensed providers to provide services to our existing occupational health centers and onsite health clinics and to expand our business. We compete with many types of healthcare entities, including teaching, research, and government hospitals and institutions, and other practice groups for the services of qualified physicians, clinicians, physical therapists and other healthcare professionals. Our affiliated professional medical groups may not be able to continue to recruit new clinicians or renew contracts with existing clinicians on acceptable terms. Difficulties in attracting and retaining qualified healthcare personnel can limit our ability to staff our facilities. Moreover, changes in immigration or visa policies could reduce the availability of international medical graduates and other professionals. Our Managed PCs supplement their clinical personnel with a staffing agency, which can increase our costs and lower our margins. Additionally, the cost of attracting, training, and retaining qualified healthcare personnel has been and may continue to be higher than historical trends which may cause our profitability to decline.
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
A failure or security breach of our, or our third-party vendors’, information technology systems, such as a cyber-attack, may compromise our facilities, confidential data or critical data systems, result in harm to patients, subject us to potential legal and reputational harm, and otherwise have an adverse impact on our operations and business.
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
Our affiliated professional medical groups and some of our colleagues are involved in the delivery of healthcare and related services to the public. In providing these services, the physicians and other licensed providers in our affiliated professional medical groups, and consequently we, are exposed to the risk of professional liability claims. Many of these involve large claims and significant defense costs and if successful, could result in significant liabilities that may exceed our insurance coverage and the financial ability of our affiliated professional medical groups to indemnify us. We are also subject to lawsuits under federal and state whistleblower statutes designed to combat fraud and abuse in the healthcare industry. These whistleblower lawsuits are not covered by insurance and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring the suits. See “Item 3. Legal Proceedings.” and Note 18—“Commitments and Contingencies,” to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We currently maintain professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where we are operating and whether the operations are wholly owned or operated through a joint venture.
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through a number of different programs that are dependent upon such factors as the state where the Company is operating. The Company currently maintains insurance coverages under a combination of policies with an annual per claim aggregate limit of $29.0 million and an annual aggregate limit of $30.0 million for professional malpractice liability insurance and general liability insurance. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. In addition, the Company purchases additional primary care limits in certain patient compensation fund states, including Indiana, Kansas, Louisiana, Nebraska, Pennsylvania and Wisconsin. The Company also maintains additional types of liability insurance covering claims that, due to their nature or amount, are not covered by or not fully covered by the applicable professional malpractice and general liability insurance policies, including workers compensation, property and casualty, directors and officers, cyber liability, and employment practices liability insurance coverages. Our insurance policies generally are silent with respect to punitive damages so coverage is available to the extent insurable under the law of any applicable jurisdiction, and are subject to various deductibles and policy limits. The Company reviews its insurance program annually and may make adjustments to the amount of insurance coverage and self-insured retentions in future years. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities.
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
Our business may be adversely impacted by changes and uncertainty in the healthcare industry, including healthcare public policy developments and other changes to laws and regulations.
The healthcare industry is subject to changing political, regulatory, and other influences and is heavily regulated. Federal and state agencies oversee, regulate and otherwise affect many aspects of our business, including through reimbursement policies and enforcement, interpretation of fraud and abuse laws, and OSHA safety standards. The outcome of the 2024 federal election increased regulatory uncertainty and the potential for significant policy changes. For example, the current presidential administration has issued several executive orders that impact or may impact the healthcare industry, including orders focused on price transparency and the imposition of tariffs. Regulatory uncertainty has also increased as a result of recent decisions issued by the U.S. Supreme Court that affect review of federal agency actions, including by increasing judicial scrutiny of agency authority, shifting greater responsibility for statutory interpretation to courts and expanding the timeline in which a plaintiff can sue regulators. These decisions may increase legal challenges to healthcare regulations and agency guidance and decisions and may also result in inconsistent judicial interpretations and delays in and other impacts to agency rulemaking and legislative processes. Impacts of the recent Supreme Court decisions could require us or our Managed PCs to make changes to operations and adversely affect our business.
The healthcare industry has been and continues to be impacted by healthcare reform efforts at the federal and state levels, and other industry participants, such as private payors and large employer groups and their affiliates, may also introduce financial or delivery system reforms. Recent governmental initiatives and proposals include those focused on price transparency and out-of-network charges, which may impact prices and the relationships between healthcare providers, insurers, and patients. For example, among other consumer protections, the No Surprises Act imposes various requirements on providers and health plans intended to prevent “surprise” medical bills. In addition, many recent changes have been aimed at reducing costs and government spending, particularly within the Medicare and Medicaid programs, and affecting access to health insurance. For example, the federal budget reconciliation bill enacted on July 4, 2025, informally known as the One Big Beautiful Bill Act (“OBBBA”) includes several healthcare policy changes that are expected to reduce federal healthcare spending and decrease access to public and private health insurance. It is difficult to predict the ultimate effect of the OBBBA, as it is a complex law that mandates various changes over time. However, the law is generally expected to result in increasing pressure on state budgets, and while workers’ compensation programs and fee schedules are not tied to state budgets, it may result in funding reductions and other changes affecting other state programs and agencies. In recent years, some states have considered or implemented changes affecting workplace safety enforcement activities, workers’ compensation laws or the administration of workers’ compensation funds. State initiatives related to workers’ compensation have focused on, among other issues, workers’ compensation coverage of mental health conditions, classification of independent contractors and gig workers, fraud prevention, and the use of AI.
There is uncertainty regarding whether, when, and what other public policy initiatives will be adopted through governmental avenues and/or the private sector, the timing and implementation of any such efforts, and the impact of those efforts on providers and other healthcare industry participants. These initiatives may include changes to trade policy and new or increased tariffs, which may impact our supply chain operations. It is difficult to predict the nature and/or success of current and future public policy changes, any of which may have an adverse effect on our business.
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
Healthcare spending in the U.S. could be negatively affected in the event of a downturn in economic conditions. For example, employers and patients who reduce their overall spending may elect to decrease the frequency of visits to our facilities, thereby reducing demand for our services. A reduction in workforce may also lead to declines in workers’ compensation claims, which may adversely affect our business. Approximately 61% of our revenue was generated from the treatment of workers’ compensation claims in 2025.
Inflation has also increased throughout the U.S. economy. In the current inflationary environment, we have and may continue to experience increases in labor costs, supply chain costs, costs associated with the imposition of tariffs, capital expenditures and other costs of doing business.
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
We are currently operating in a period of economic uncertainty and capital markets disruption, which has been significantly impacted by geopolitical instability due to ongoing conflicts in the Middle East and Russia and Ukraine and tensions between the United States and China and the United States and Venezuela. Our business, financial condition and results of operations could be adversely affected by any negative impact on the global economy, capital markets and supply chains resulting from such conflicts or any other geopolitical tensions.
It is impossible to predict the extent to which our operations, or those of our customers, third party partners or suppliers, will be impacted in the short or long term, or the ways in which geopolitical instability or global conflicts may impact our business. It is also not possible to predict with certainty these ongoing conflicts’ additional adverse effects on existing macroeconomic conditions, currency exchange rates and financial markers, all of which may affect our business operations. The extent and duration of the military actions, sanctions and resulting market disruptions are impossible to predict, but could be substantial. Any or all of the foregoing risks could have an adverse effect on our ability to access capital markets, our business, financial condition and results of operations, particularly as these conflicts continue for an indefinite period of time.
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
We have a substantial amount of indebtedness. After giving effect to, among other things, the incurrence of the Credit Facilities, as of December 31, 2025, we would have had approximately $1,574.4 million of total indebtedness. Our indebtedness could have important consequences to you. For example, it:
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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”
Our Credit Facilities require us to comply with certain covenants and obligations, the default of which may result in the acceleration of our Credit Facilities.
In the case of an event of default under the agreements governing our Credit Facilities, the lenders under such agreements could elect to declare all amounts borrowed, together with accrued and unpaid interest and other fees, to be due and payable. If we are unable to obtain a waiver from the requisite lenders under such circumstances, the lenders could exercise their rights, which could adversely affect our financial condition and results of operations and result in us becoming bankrupt or insolvent.
Our Credit Agreement contains several negative covenants that limit our ability to: consummate certain mergers, consolidations and dissolutions; sell assets; consummate certain investments and acquisitions; incur indebtedness; grant liens; engage in affiliate transactions; and pay dividends and restricted payments.
Our inability to comply with any of these negative covenants would result in an event of default under our Credit Facilities. Our Credit Agreement also requires us to maintain a leverage ratio (based upon the ratio of indebtedness to consolidated EBITDA as defined in the Credit Agreement), which is tested quarterly. Failure to maintain the applicable leverage ratio that is not subsequently cured in accordance with our Credit Agreement would result in an event of default under our Credit Facilities. In the event of any event of default under the Credit Facilities, the revolving lenders could elect to terminate borrowing commitments and declare all borrowings outstanding, together with accrued and unpaid interest and other fees, to be immediately due and payable. An event of default under our Credit Agreement could, due to cross-default provisions, result in a default under our other debt instruments. An event of default under our Credit Facilities could have a material adverse effect on our business, financial condition, results of operations, prospects, and may even lead to bankruptcy or insolvency.
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
Risks Related to the Separation and the Distribution
We have a limited history of operating as a standalone public company, and our historical financial information may not fully reflect the results that we would have achieved as a standalone public company or what our results may be in the future.
From 2015 to July 2024, we operated as part of Select. Portions of the financial information included in this Annual Report on Form 10-K has been prepared from Select’s historical accounting records and is derived from the consolidated financial statements of Select to present Concentra as if it had been operating on a standalone basis. Accordingly, pre-Separation financial information may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been a standalone company during the periods presented or what our financial condition, results of operations and cash flows may be in the future, primarily because of the following factors:
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
•Our pre-Separation historical financial results reflect the direct and indirect costs for the services historically provided by Select to us. Select continues to provide some of these services to us on a transitional basis pursuant to the Transition Services Agreement. See “Certain Relationships and Related Person Transactions—Agreements Entered into in Connection with the Separation-Transition Services Agreement.” Our pre-Separation financial information does not reflect our obligations under the various transitional agreements we have entered into with Select in connection with the Separation. At the end of the transitional periods specified in these agreements, we will need to perform these functions ourselves or hire third parties to perform these functions on our behalf, and these costs may significantly exceed the comparable expenses we have incurred in the past.
•Prior to the Separation working capital requirements and capital expenditures were satisfied as part of Select’s corporate-wide cash management and centralized funding programs, and our cost of debt and other capital may differ significantly from the historical amounts reflected in our pre-Separation financial statements.
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
Certain activities related to the Separation process are ongoing and we expect this process to continue to be complex, time-consuming and costly. We continue to build out our own corporate functions, including finance, human resources, benefits administration, procurement support, information technology, legal, corporate governance and other professional services. Any failure or significant downtime in our own financial, administrative or other support systems, or in the Select financial, administrative or other support systems during the transitional period during which Select provides us with support, could adversely affect our business, financial condition and results of operations, such as by preventing us from paying our suppliers and employees, executing business combinations and foreign currency transactions, or performing administrative or other services on a timely basis. Due to the scope and complexity of the underlying projects related to the Separation, the amount of total costs could be materially higher than our estimate, and the timing of the incurrence of these costs is subject to change.
In particular, our day-to-day business operations, including a significant portion of the communications among our customers, suppliers and other third-party partners, rely on Information Technology Systems (“IT Systems”). Select’s IT Systems are complex and the transfer of IT Systems from Select to us is complex, time-consuming and costly. There is also a risk of data loss in the process of transferring IT Systems. As a result of our reliance on IT Systems, the cost of the information technology integration and transfer and any loss of key data could have an adverse effect on our business, financial condition and results of operations.
In addition, our consolidated financial statements include the assets, liabilities, revenue and expenses that management determined were specifically or primarily identifiable to us, as well as direct and indirect costs that were attributable to our operations. Indirect costs are the costs of support functions that were provided on a centralized basis by Select and its affiliates. Indirect costs were allocated to us for the purposes of preparing our pre-Separation consolidated financial statements based on a specific identification basis or, when specific identification was not practicable, a proportional cost allocation method, primarily based on headcount or other allocation methodologies that were considered to be a reasonable reflection of the utilization of services provided or the benefit received by us during the periods presented, depending on the nature of the services received. The value of the assets and liabilities we assumed in connection with the Separation could ultimately be materially different than these attributions, which could adversely affect our business, financial condition and results of operations.

We are a smaller company relative to our former parent, Select, which could result in increased costs in our supply chain and in general because of a decrease in our purchasing power as a result of the Separation. We may also experience decreased revenue due to difficulty maintaining existing customer relationships and obtaining new customers.
Prior to the Separation, we were able to take advantage of Select’s size and purchasing power in procuring goods, technology and services, including insurance, employee benefit support, and audit and other professional services. We are a smaller company than Select, and we cannot assure you that we will have access to financial and other resources comparable to those that were available to us prior to the Separation. As a standalone company, we may be unable to obtain office space, goods, technology, and services in general as well as components and services that are part of our supply chain, at prices or on terms as favorable as those that were available to us prior to the Separation, which could increase our costs and reduce our profitability. Our future success depends on our ability to maintain our current relationships with existing customers, and we may have difficulty attracting new customers due to our smaller size.
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
The process of designing, implementing and testing the internal control over financial reporting required to comply with this obligation is complex, time-consuming and costly. If we identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) in a timely manner or to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the accuracy and completeness of our financial reports and the market price of shares of our common stock could be adversely affected. Additionally, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. We could also become subject to investigations by the NYSE, the SEC or other regulatory authorities, which could require additional financial and management resources.
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
These reporting and other obligations place significant demands on our management, diverting their time and attention from sales-generating activities to compliance activities, and require administrative and operational costs and expenses, which could adversely affect our business, financial condition and results of operations.
Your percentage ownership in us may be diluted in the future.
In the future, your percentage ownership in us may be diluted if we issue additional shares of our common stock or convertible debt securities in connection with acquisitions, capital market transactions or other corporate purposes, including equity awards that we may grant to our directors, officers and employees. The Human Capital and Compensation Committee will continue to grant equity awards to our employees and directors, from time to time, under our equity incentive plan. We cannot predict with certainty the size of future issuances of shares of our common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of shares of our common stock. Any such issuance could result in substantial dilution to our existing stockholders.
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
General Risk Factors
Public health threats such as a global pandemic, or widespread outbreak of infectious disease, may create uncertainties about our future operating results and financial conditions.
Public health threats may have an impact on our business, financial condition, results of operations and cash flows. Prolonged volatility or significant disruption of global financial markets due in part to a public health threat could have a negative impact on our business and overall financial position. Other factors and uncertainties include, but are not limited to, increased operational costs associated with operating during and after a pandemic; evolving macroeconomic factors, including general economic uncertainty, increased labor costs, and recessionary pressures; capital and other resources needed to respond to a pandemic; along with the severity and duration of a pandemic. These risks and their impacts are difficult to predict and could continue to otherwise disrupt and adversely affect our operations and our financial performance.
In addition, to the extent any global health crisis, epidemic or pandemic, adversely affects our business, financial condition and results of operations, it may also have the effect of heightening many of the other risks described in this “Risk Factors” section.

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
Our business depends on our ability and the ability of our Managed PCs to attract and retain talented employees representing diverse backgrounds, experiences, and skill sets. The market for highly skilled personnel and leaders in our industry is extremely competitive, and our ability to compete depends on our ability to hire, develop, and motivate highly skilled personnel and leaders in all areas of our business. Maintaining our brands and our reputation, and a diverse, equitable and inclusive work environment, enables us to attract top talent. If we are less successful in our hiring efforts, or, if we cannot retain highly skilled workers and key leaders, then our ability to develop, market and sell successful products could be adversely affected. Furthermore, our ability to attract and retain talent has been, and may continue to be, impacted to varying degrees by challenges in the labor market that have been prevalent in recent years and may emerge from time to time, such as wage inflation, labor shortages, changes in immigration laws, and government policies and a shift toward remote work and other flexible work arrangements.
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
Scrutiny and rapidly evolving expectations, including by governmental and non-governmental organizations, consumer advocacy groups, third-party interest groups, investors, consumers, customers, employees and other stakeholders, regarding ESG practices and performance, particularly as they relate to the environment, sustainability, climate change, health and safety, supply chain management, diversity, labor conditions and human rights, could adversely affect our business, financial condition and results of operations. The standards for tracking and reporting on ESG matters are relatively new, have not been harmonized and continue to evolve. Legislators and regulators have imposed, and may continue to impose, ESG-related legislation, rules, and guidance, which may conflict with one another, create new disclosure obligations, result in additional compliance costs, or expose us to new or additional risks. In addition, customers and other stakeholders have encouraged or insisted on, and likely will continue to encourage or insist on in the future, the adoption of various ESG practices that may conflict with one another and may exceed the requirements of applicable laws or regulations. Furthermore, certain organizations that provide information to investors have developed ratings for evaluating companies on their approach to various ESG matters. Implementing any necessary enhancements to our global processes and controls to reflect the scrutiny and rapidly evolving expectations regarding ESG matters may be complex, time-consuming, and costly, and we may fail to meet our ESG goals, or fall short of the ESG achievements of our competitors.
Changes in tax laws or exposures to additional tax liabilities could adversely affect our business, financial condition and results of operations.
Changes in tax laws or regulations in jurisdictions in which we operate, including changing laws in the United States, could negatively impact our effective tax rate and adversely affect our business, financial position and results of operations. A change in statutory tax rate would result in the revaluation of our deferred tax assets and liabilities related to that particular jurisdiction in the period in which the new tax law is enacted. Any such change would result in an expense or benefit recorded to our consolidated statement of earnings. We closely monitor these proposals as they arise in the jurisdictions where we operate. Changes to tax laws or regulations may occur at any time, and any related expense or benefit recorded may be material to the fiscal quarter and year in which the law change is enacted. For additional information, see Note 17—“Income Taxes”, to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
We conduct business and file tax returns in numerous jurisdictions and are subject to regular reviews, examinations and audits by many tax authorities. These reviews, examinations and audits can cover periods for several years prior to the date the review, examination or audit is undertaken and could result in the imposition of material tax liabilities, including interest and penalties, if our positions are not accepted by the applicable tax authority. In connection with various government initiatives, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in other jurisdictions. We regularly assess the likely outcomes of our tax audits and disputes to determine the appropriateness of our tax reserves. However, any tax authority could take a position on tax treatment that is contrary to our expectations, which could result in tax liabilities, including interest and penalties, in excess of reserves.

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
Board Oversight of Cybersecurity Risks
The Board of Directors of the Company provides strategic oversight on cybersecurity matters, including risks associated with cybersecurity threats. The Company’s Chief Information and Technology Officer (“CITO”) and Chief Information and Security Officer (“CISO”) provide annual written reports and quarterly briefings on the Company’s cybersecurity program to the Board of Directors. They also provide quarterly cybersecurity updates to the Audit and Compliance Committee. The reports to the Board of Directors include details and metrics on, among other things, the Company’s quarterly Cybersecurity Framework assessment updates, internal and external threat intelligence, quarterly information security program progress, business associate risk assessments and ongoing monitoring, company-wide awareness training, device security compliance, routine resilience efforts including disaster recovery exercises, tabletop security incident response exercises, and cyber penetration tests.
Management’s Role in Cybersecurity Risk Management
The Company’s management, including the Company’s CITO and CISO, is responsible for assessing and managing material risks from cybersecurity threats. The Company’s CITO and CISO have two and more than 20 years of experience in cybersecurity, respectively. The Company provides formalized cybersecurity training for newly-hired employees and annually for existing employees. In addition, the Company provides cybersecurity awareness training and education throughout the year. The annual cybersecurity training curriculum includes modules on information security, the employee’s role in protecting Company information, recognizing different cybersecurity incidents, identifying phishing emails, understanding the appropriate personnel to approach with information or questions, and acceptance of the Company’s Information Security Policy. The Company’s management is informed of cybersecurity incidents through ongoing monitoring and, in some cases, through receipt of notifications from third-party service providers. The CISO maintains and annually updates a Cybersecurity Incident Response Plan, which is a guide for the Company’s cybersecurity team to respond effectively to cybersecurity incidents in a coordinated manner in the interest of minimizing the risk of harm. The team works with colleagues in various departments throughout the Company, including Information Technology, Legal, Risk Management and Compliance, to prevent, mitigate and remediate cybersecurity incidents impacting the Company.

Assessment of Cybersecurity Risk
Management continuously assesses the potential impact of risks from cybersecurity threats on the Company, and regularly evaluates how such risks could materially affect the Company’s business strategy, operational results, and financial condition. As noted above, an assessment of the cybersecurity program leveraging the Cybersecurity Framework is completed annually by an independent and qualified external third-party cybersecurity assessor. Additionally, the Company receives a certified System and Organization Controls 2, Type 2 assessment, a voluntary compliance standard for ensuring that the Company properly manages and protects the sensitive data in its care, conducted by an independent and qualified external third-party assessor. The Company has not experienced a cybersecurity breach or information security breach during the past three fiscal years. The Company, from time to time, has been notified of third-party information cybersecurity breaches, but none of them has had a material impact on the Company’s operations or financial results. The Company annually purchases a cybersecurity risk insurance policy to help defray the costs associated with any covered cybersecurity incident. Although the Company did not experience a material cybersecurity incident during the year ended December 31, 2025, the scope and impact of any future incident cannot be predicted.

Item 2.    Properties.
We currently lease most of our consolidated facilities, including our occupational health centers, and our corporate headquarters. We own nine of our occupational health centers throughout the United States. Our facilities cover approximately 5 million square feet as of December 31, 2025, consisting of approximately 100,000 square feet in facilities that we own, and the remainder in facilities that we lease or otherwise have rights to use. These facilities are located throughout the United States. The following is a list by state of the number of facilities we operated as of December 31, 2025.

Occupational Health Centers
Alaska	1
Arizona	16
Arkansas	2
California	101
Colorado	26
Connecticut	10
Delaware	3
Florida	39
Georgia	23
Hawaii	1
Illinois	19
Indiana	18
Iowa	3
Kansas	4
Kentucky	8
Louisiana	3
Maine	7
Maryland	13
Massachusetts	2
Michigan	19
Minnesota	6
Missouri	15
Nebraska	3
Nevada	7
New Hampshire	3
New Jersey	24
New Mexico	4
North Carolina	8
Ohio	18
Oklahoma	8
Oregon	4
Pennsylvania	32
Rhode Island	2
South Carolina	5
Tennessee	16
Texas	100
Utah	6
Vermont	2
Virginia	11
Washington	16
Wisconsin	20
Total Company	628

Item 3.    Legal Proceedings.
Refer to the “Litigation” section contained within Note 18—“Commitments and Contingencies” of the notes to our consolidated financial statements included herein.
Item 4.    Mine Safety Disclosures.
None.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “CON”.
Holders
As of January 31, 2026, we had 128,634,749 shares of common stock outstanding held by 169 record holders, excluding beneficial stockholders who hold their stock in nominee or “street” name through brokerage firms.
Dividend Policy
Our Board of Directors declared the following cash dividends during the year ended December 31, 2025:

Declaration Date	Record Date	Payment Date	Dividend Per Share	Amount
				(in thousands)
February 28, 2025	March 18, 2025	April 1, 2025	$0.0625	$8,010
May 6, 2025	May 20, 2025	May 29, 2025	$0.0625	$8,011
August 6, 2025	August 21, 2025	August 28, 2025	$0.0625	$8,011
November 5, 2025	December 2, 2025	December 9, 2025	$0.0625	$8,045
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

Stock Performance Graph
This graph is not “soliciting material,” is not deemed filed with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section or Sections 11 and 12(a)(2) of the Securities Act, and is not to be incorporated by reference in any of our filings under the Securities Act or the Exchange Act, whether made before, on, or after the date hereof and irrespective of any general incorporation language in any such filing. This graph is included in accordance with the SEC’s disclosure rules. This historical stock performance is not indicative of future stock performance.
The graph below compares the cumulative total stockholder return on a $100 investment in the Company’s common stock from July 25, 2024 (the first day our common stock began trading on the NYSE) through December 31, 2025, to that of the cumulative return on a $100 investment in the Standard & Poor’s 500 Index (“S&P 500”) and the S&P Health Care Services Select Industry Index (“SPSIHP”). The chart below the graph sets forth the actual numbers depicted on the graph.

$130
$120
$110
$100
$90
$80
7/25/2024
9/30/2024
12/31/2024
3/31/2025
6/30/2025
9/30/2025
12/31/2025
CON
SPSIHP
S&P 500

	7/25/2024	9/30/2024	12/31/2024	3/31/2025	6/30/2025	9/30/2025	12/31/2025
Concentra Group Holdings Parent, Inc. (CON)	$100.00	$99.47	$88.24	$97.08	$92.31	$94.20	$88.86
S&P Health Care Services Select Industry Index (SPSIHP)	$100.00	$100.09	$93.19	$101.14	$102.77	$104.94	$110.42
S&P 500	$100.00	$106.73	$108.93	$103.94	$114.92	$123.88	$126.79

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding repurchases of our common stock during the three months ended December 31, 2025.

Period	Total number of shares (or units) purchased(1)	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(3)
October 1 – October 31, 2025	—	$—	—	$—
November 1 – November 30, 2025	928,002	19.83	813,950	83,997,000
December 1 – December 31, 2025	194,122	20.60	194,122	79,997,000
Total	1,122,124	$19.96	1,008,072	$79,997,000
____________________________________________
(1)    The total number of shares repurchased includes 114,052 shares withheld in connection with tax payments due related to the vesting of employee restricted stock awards.
(2)    Includes average price paid for (i) shares under the share repurchase program, excluding commissions paid, and (ii) shares repurchased to cover tax withholding on vesting of restricted stock awards.
(3)    On November 5, 2025, the Board of Directors authorized a share repurchase program of up to $100 million of the Company’s outstanding common stock. The share repurchase program will expire on December 31, 2027, unless extended or terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Board of Directors deems appropriate.
Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read this discussion together with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. As discussed in the section titled “Forward-Looking Statements,” the following discussion and analysis contains forward-looking statements that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially from those expressed or implied by such forward-looking statements. Factors that could cause or contribute to these differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
This section of this Annual Report on 10-K generally discusses the results of operations for the years ended December 31, 2025 and December 31, 2024 and year-to-year comparisons between those years. For discussion of the year ended December 31, 2023 items and year-to-year comparisons between the years ended December 31, 2024 and December 31, 2023 that are not included in this Annual Report on Form 10-K, refer to Item 7—“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K, that was filed with the Securities and Exchange Commission on March 3, 2025.
Overview
We were founded in 1979 and have grown to be the largest provider of occupational health services in the United States by number of locations. Our national presence enables us to provide access to high-quality care that supports our mission to improve the health of America’s workforce. As of December 31, 2025, we operated 628 stand-alone occupational health centers in 41 states and 411 onsite health clinics at employer worksites in 44 states. We also have expanded our reach via our telemedicine program serving 43 states and the District of Columbia. In total, we deliver services across 47 states and the District of Columbia. We had approximately 13,000 colleagues and affiliated physicians and clinicians as of December 31, 2025 who supported the delivery of an extensive suite of services, including occupational and consumer health services and other direct-to-employer care to approximately 53,000 patients each business day on average during 2025. Our patients are generally employed by our main customers — employers across the United States.
Our business is organized into three operating segments based primarily on the type or location of occupational health services provided:
•    Occupational health centers: Our occupational health centers operating segment encompasses the services we deliver at our 628 occupational health center facilities across the United States. In this operating segment, we serve all types of employers, from Fortune 100 companies to small businesses. The occupational health services provided in this operating segment include workers’ compensation and employer services, and we also provide consumer health services.
•    Onsite health clinics: Our onsite health clinics operating segment delivers occupational health services and/or employer-sponsored primary care services at an employer’s workplace, including mobile health services and episodic specialty testing services — we deliver our services at 411 permanent on-site locations and multiple other employer locations through our episodic services. In this operating segment, we serve medium to large-sized employers.
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
The following table represents the percentage of revenue by our operating segments for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
Occupational health centers	93%	95%	95%
Onsite health clinics	5%	3%	3%
Other businesses	2%	2%	2%

Across our operating segments, we offer a diverse and comprehensive array of occupational health services, including workers’ compensation, employer services and consumer health services:
•Workers’ compensation services: include the support of workers’ compensation injuries and illnesses, physical rehabilitation, and specialist care.
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
The following table sets forth the percentage of our overall visits per day (“VPD”) volume in our occupational health center operating segment by service offering, for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Workers’ compensation services	46%	46%	44%
Employer services	52%	52%	54%
Consumer health services	2%	2%	2%
The following table sets forth the percentage of visit-related revenue in our occupational health center operating segment by service offering, for the periods presented:

	Year Ended December 31,
	2025	2024	2023
Workers’ compensation services	65%	64%	64%
Employer services	33%	34%	34%
Consumer health services	2%	2%	2%

Significant Events
Nova Acquisition
Effective March 1, 2025, the Company acquired Nova. CHSI entered into an equity purchase agreement to acquire all of the outstanding membership interests for a purchase price of $265.0 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. We financed the transaction using a combination of $102.1 million of new debt financing under the Credit Agreement, $50.0 million of available borrowing capacity under our existing Revolving Credit Facility, and the remaining with cash on hand.
Nova operated 67 occupational health centers in five states, providing workers’ compensation injury care services, physical therapy, drug and alcohol screening, and pre-employment physicals as part of their full suite of occupational health services.
Debt Financing
On March 3, 2025, the Company completed an amendment to the Credit Agreement to increase our Revolving Credit Facility by $50.0 million from $400.0 million to $450.0 million. The interest rate for the Revolving Credit Facility has been reduced from Term SOFR plus 2.50% to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including a 25-basis point step down at a net leverage ratio of ≤3.50x. In addition, the amendment to the Credit Agreement also added new debt through an incremental term loan of $102.1 million, which provides an updated Term Loan of $950.0 million. The Term Loan interest rate has been reduced from Term SOFR plus 2.25% down to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including a 25-basis point step down at a net leverage ratio of ≤3.25x.
Pivot Onsite Innovations Acquisition
Effective June 1, 2025, the Company acquired Pivot Onsite Innovations from Pivot Occupational Health, LLC. CHSI entered into an equity purchase agreement to acquire all of the outstanding equity interests for a purchase price of $54.4 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. We financed the transaction using a combination of $35.0 million of available borrowing capacity under our existing Revolving Credit Facility and the remaining with cash on hand.
Pivot Onsite Innovations operated over 240 onsite health clinics at employer locations in over 40 states, providing occupational health, wellness, prevention, and performance services. The acquisition enabled the Company to expand to over 400 onsite health clinics at employer worksites.
Voluntary Repayment of Debt
During the year ended December 31, 2025, the Company made voluntary repayments on the Revolving Credit Facility of $85 million, which resulted in no borrowings outstanding on the Revolving Credit Facility as of December 31, 2025. These repayments were made using available cash on hand and were not contractually required. Under the terms of the Credit Agreement, repayment was not due until July 26, 2029.
Repurchase of Common Stock
During the year ended December 31, 2025, we repurchased 1.1 million shares of our common stock for $22.4 million. The repurchase of common stock included shares repurchased under the share repurchase program and 114,052 shares of common stock repurchased for $2.4 million related to the shares withheld in connection with the vesting of employee restricted stock awards. Shares repurchased in connection with employee restricted stock awards do not impact the remaining authorization under the share repurchase program.
Share Repurchase Program
On November 5, 2025, the Board of Directors authorized a share repurchase program to repurchase up to $100 million of the Company’s outstanding common stock. The share repurchase program will expire on December 31, 2027, unless extended or terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Board of Directors deems appropriate. The Company will fund the share repurchase program with cash on hand. The authorization of the share repurchase program does not obligate the Company to repurchase any shares.
During the year ended December 31, 2025, the Company repurchased 1.0 million shares of common stock under the share repurchase program for $20.0 million. All shares repurchased were permanently retired. As of December 31, 2025, the Company’s remaining authorization to repurchase shares under the program was $80.0 million.

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
Patient Visits and VPD Volume
We monitor the number of patient visits and VPD volume for each of our major service lines in our occupational health center operating segment — workers’ compensation services, employer services, and consumer health. Management believes that the number of patient visits is the single most important indicator of the volume of services being provided in our centers. VPD volume, which is calculated as total patient visits in a given period divided by total business days for such period, allows for comparability between time periods with different number of business days. Patient visits and VPD volume include only the patients seen in our occupational health centers segment and does not include our onsite health clinics or other businesses operating segments.
Revenue Per Visit
Management also measures reimbursement rates utilizing patient revenue per visit which is calculated as total patient revenue divided by total patient visits for the relevant period. Revenue per visit as reported includes only the revenue and patient visits in our occupational health centers operating segment and does not include our onsite health clinics or other businesses operating segments.
The following table sets forth operating statistics for our occupational health centers operating segment for the periods presented:

	For the Year Ended December 31,				% Change
	2025	2024		2023	2025 - 2024	2024 - 2023
Number of patient visits
Workers’ compensation	6,215,456	5,794,168		5,668,042	7.3%	2.2%
Employer services	7,104,227	6,596,573		6,874,693	7.7%	(4.0)%
Consumer health	227,024	232,762		234,897	(2.5)%	(0.9)%
Total	13,546,707	12,623,503		12,777,632	7.3%	(1.2)%
VPD Volume
Workers’ compensation	24,374	22,633		22,315	7.7%	1.4%
Employer services	27,860	25,768		27,066	8.1%	(4.8)%
Consumer health	890	909		925	(2.1)%	(1.7)%
Total	53,124	49,311	(1)	50,306	7.7%	(2.0)%
Revenue per visit
Workers’ compensation	$210.15	$199.53		$194.48	5.3%	2.6%
Employer services	92.84	90.36		86.44	2.7%	4.5%
Consumer health	137.88	135.41		132.80	1.8%	2.0%
Total	$147.42	$141.30		$135.22	4.3%	4.5%
Business days	255	256		254
____________________________________________
(1)    Does not foot due to rounding.

Facility Counts
The following table sets forth facility counts for our occupational health centers and onsite health clinics operating segment for the periods presented:

	For the Year Ended December 31,
	2025	2024	2023
Number of occupational health centers—start of period	552	544	540
Number of occupational health centers acquired	72	3	4
Number of occupational health centers de novos	7	6	3
Number of occupational health centers closed	(3)	(1)	(3)
Number of occupational health centers—end of period	628	552	544
Number of onsite health clinics—end of period	411	157	150

Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	For the Year Ended December 31,
	2025		2024		2023
($ in thousands)	Amount	Percent(2)	Amount	Percent(2)	Amount	Percent(2)
Revenue	$2,163,417	100.0%	$1,900,192	100.0%	$1,838,081	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,550,323	71.7	1,372,217	72.2	1,325,649	72.1
General and administrative, exclusive of depreciation and amortization	203,305	9.4	156,318	8.2	151,999	8.3
Depreciation and amortization	75,817	3.5	67,178	3.5	73,051	4.0
Total costs and expenses	1,829,445	84.6	1,595,713	83.9	1,550,699	84.4
Other operating income	20	0.0	284	0.0	250	0.0
Income from operations	333,992	15.4	304,763	16.0	287,632	15.6
Other income and expense:
Loss on early retirement of debt	(875)	(0.0)	—	—	—	—
Equity in losses of unconsolidated subsidiaries	—	—	(3,676)	(0.2)	(526)	(0.0)
Interest expense	(109,290)	(5.1)	(47,714)	(2.5)	(221)	(0.0)
Interest expense on related party debt	—	—	(21,980)	(1.2)	(44,253)	(2.4)
Other expense	—	—	—	—	(2)	(0.0)
Income before income taxes	223,827	10.3	231,393	12.2	242,630	13.2
Income tax expense	50,978	2.4	59,496	3.1	57,887	3.1
Net income	172,849	8.0	171,897	9.0	184,743	10.1
Less: net income attributable to non-controlling interests	6,434	0.3	5,354	0.3	4,796	0.3
Net income attributable to the Company	$166,415	7.7%	$166,543	8.8%	$179,947	9.8%
Adjusted EBITDA(1)	$431,863	20.0%	$376,856	19.8%	$361,334	19.7%
Adjusted Net Income Attributable to the Company(1)	$176,018	8.1%	$168,466	8.9%	$179,947	9.8%
____________________________________________
(1)    Adjusted EBITDA and Adjusted Net Income Attributable to the Company are financial measures not calculated in accordance with U.S. GAAP. For definitions and reconciliations to the U.S. GAAP measures, please see “—Non-GAAP Measures”.
(2)    Totals in this column may not foot due to rounding.
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
Revenue
Revenue increased 13.9% to $2,163.4 million for the year ended December 31, 2025, compared to $1,900.2 million for the year ended December 31, 2024, driven by organic increases in both volume of patient visits and revenue per visit and due to the addition of 72 occupational health centers that were acquired through acquisitions in March 2025 and over 240 onsite locations that were acquired through acquisition in June 2025.
Our total patient visits increased 7.3% to 13,546,707 for the year ended December 31, 2025, compared to 12,623,503 visits for the year ended December 31, 2024. Total VPD volume increased 7.7% to 53,124 for the year ended December 31, 2025, compared to 49,311 VPD for the year ended December 31, 2024, primarily due to the acquisition of Nova. Workers’ compensation VPD volume increased 7.7% to 24,374 from 22,633 and employer services VPD volume increased 8.1% to 27,860 from 25,768 for the year ended December 31, 2025, compared to the year ended December 31, 2024.
Revenue per visit increased 4.3% to $147.42 for the year ended December 31, 2025, compared to $141.30 for the year ended December 31, 2024. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, during the year ended December 31, 2025. Revenue per visit for workers’ compensation visits increased 5.3% to $210.15 from $199.53 and revenue per visit for employer services visits increased 2.7% to $92.84 from $90.36, for the year ended December 31, 2025, compared to the year ended December 31, 2024.

Cost of Services
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services was $1,550.3 million, or 71.7% of revenue, for the year ended December 31, 2025, compared to $1,372.2 million, or 72.2% of revenue, for the year ended December 31, 2024. The percentage of revenue decreased primarily due to increased staffing efficiencies, relative to a 13.9% increase in revenue during the period.
General and Administrative
General and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, corporate offices, and other administrative areas, as well as executive compensation. Our general and administrative expense was $203.3 million, or 9.4% of revenue, for the year ended December 31, 2025, compared to $156.3 million, or 8.2% of revenue, for the year ended December 31, 2024. The increase in general and administrative expense as a percentage of revenue is principally due to Nova and Pivot Onsite Innovations acquisition and transition costs, one-time costs to separate from Select, stock compensation expense, and the planned addition of new full-time employees and other personnel costs to support the separation from Select and operate as a standalone public company.
Depreciation and Amortization
Depreciation and amortization expense was $75.8 million for the year ended December 31, 2025, compared to $67.2 million for the year ended December 31, 2024. The increase was due to recent growth investments.
Equity in Losses of Unconsolidated Subsidiaries
For the year ended December 31, 2025, we had no equity in losses of unconsolidated subsidiaries, compared to $3.7 million for the year ended December 31, 2024. The decrease in equity in losses is attributable to the impairment of an investment during the year ended December 31, 2024.
Interest Expense
For the year ended December 31, 2025, we had interest expense of $109.3 million, compared to $47.7 million for the year ended December 31, 2024. The increase in interest expense was due to the issuance of an $850.0 million term loan, $650.0 million senior notes in late July 2024, $102.1 million of incremental term loan in March 2025, and the $85.0 million in borrowings on the Revolving Credit Facility during the year, which were fully repaid by October 2025, as described in Note 9—“Long-Term Debt”.
Interest Expense on Related Party Debt
For the year ended December 31, 2025, we had no interest expense on our related party debt with Select, compared to $22.0 million for the year ended December 31, 2024. The decrease in interest expense on related party debt is due to the payoff of the revolving promissory note with Select during the three months ended September 30, 2024.
Income Taxes
We recorded income tax expense of $51.0 million for the year ended December 31, 2025, which represented an effective tax rate of 22.8%. We recorded income tax expense of $59.5 million for the year ended December 31, 2024, which represented an effective tax rate of 25.7%. For the year ended December 31, 2025, the decrease in effective tax rate was driven primarily by a favorable tax rate impact associated with increased deduction of tax credits and a decrease in the state tax rate.
See Note 17—“Income Taxes” of the notes to our consolidated financial statements included herein for the reconciliations of the federal statutory income tax rate to our effective income tax rate for the years ended December 31, 2025 and December 31, 2024.

Critical Accounting Estimates
In preparing our consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (“U.S. GAAP”), we must use estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosures and the reported amounts of revenue and expenses. In general, our estimates are based on historical experience and various other assumptions we believe are reasonable under the circumstances. We evaluate our estimates on an ongoing basis and make changes to the estimates and related disclosures as experience develops or new information becomes known. Actual results could differ from those estimates.
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
We determine the transaction price for services provided to patients based on known payment terms or usual and customary amounts associated with the specific payor or based on the service provided. Workers’ compensation laws and regulations vary by state, so the specific details of coverage and reimbursement will differ based on the location of the workplace and the applicable laws. The Company monitors historical reimbursement rates and compares them against the associated gross charges for the service provided. The percentage of historical reimbursed claims to gross charges is utilized to determine the amount of revenue to be recognized for services rendered.
Governmental reimbursement programs, and third-party payor contracts are often complex and typically have differing billing and documentation programs that can be open to interpretation. If a payor determines that we have not complied with their billing and/or documentation requirements, we may not be paid for our services or our payment may be reduced. Variable consideration included in the transaction price is inclusive of our estimates of implicit discounts and other adjustments, such as our interpretation of reimbursement under the applicable fee schedules and third-party payor contracts, medical necessity denials, documentation denials for timely filing or lack of prior authorization, and/or instances when a patient’s insurance coverage was not verified, which are estimated using our historical experience. Management includes in its estimates of the transaction price its expectations for these types of adjustments such that the amount of cumulative revenue recognized will not be subject to significant reversal in future periods. Historically, adjustments arising from a change in the transaction price have not been material.
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
When performing qualitative assessments, we apply judgment in determining the events and circumstances that most affect the fair value of the reporting unit and in evaluating the significance of those identified events and circumstances in order to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. As part of our qualitative assessments, we considered (i) the magnitude of the reporting unit’s excess fair value over its carrying amount from the most recent quantitative impairment test, (ii) industry and market conditions, including the impacts of the interest rate environment, (iii) historical financial performance, including our revenue, earnings, and operating cash flow growth trends, (iv) our forecasts of revenue, earnings, and operating cash flows, (v) cost factors, including the effects of inflation and rising prices, (vi) the regulatory environment, (vii) other factors specific to each reporting unit, such as a change in strategy, a change in management, or acquisitions and divestitures affecting the composition of the reporting unit and its future operating results, and (viii) consideration of changes in our market capitalization.
The Company completed impairment assessments as of October 1, 2025, October 1, 2024 and October 1, 2023, noting no impairment. As of the October 1, 2025 valuation, the estimated fair values of the reporting units were substantially in excess of their carrying values.
Insurance Risk Programs
Under a number of our insurance programs, which include our employee health insurance, workers’ compensation, and professional malpractice liability insurance programs, and certain employment-related matters, we are liable for a portion of our losses before we can attempt to recover from the applicable insurance carrier. For our occupational health center operations, we currently maintain insurance coverages under a combination of policies with an annual per claim limit of up to $29.0 million and an annual aggregate limit of $30.0 million for professional malpractice liability insurance and general liability insurance. Our insurance for the professional liability coverage is written on a “claims-made” basis, and our commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit of $3.0 million per medical incident or occurrence is exceeded. See Item 1A. “Risk Factors — Risks Related to Our Business, Industry and Operations — Significant legal actions could subject us to substantial uninsured liabilities.”
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
We monitor these programs quarterly and revise our estimates as necessary to take into account additional information. We recorded a liability of $49.7 million and $43.9 million for our estimated losses under these insurance programs at December 31, 2025 and 2024, respectively. We also recorded insurance proceeds receivable of $1.9 million and $2.1 million at December 31, 2025 and 2024, respectively, for liabilities which exceed our deductibles and self-insured retention limits and are recoverable through our insurance policies.

Non-GAAP Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We believe that the presentation of Adjusted EBITDA and Adjusted EBITDA margin, as defined herein, are important to investors because Adjusted EBITDA and Adjusted EBITDA margin are commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA and Adjusted EBITDA margin are used by management to evaluate financial performance of, and determine resource allocation for, each of our operating segments. However, Adjusted EBITDA and Adjusted EBITDA margin are not measures of financial performance under U.S. GAAP. Items excluded from Adjusted EBITDA and Adjusted EBITDA margin are significant components in understanding and assessing financial performance. Adjusted EBITDA and Adjusted EBITDA margin should not be considered in isolation, or as an alternative to, or substitute for, net income, net income margin, income from operations, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA and Adjusted EBITDA margin are not measurements determined in accordance with U.S. GAAP and are thus susceptible to varying definitions, Adjusted EBITDA and Adjusted EBITDA margin as presented may not be comparable to other similarly titled measures of other companies. Other companies, including companies in our industry, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do, limiting the usefulness of those measures for comparative purposes.
We define Adjusted EBITDA as net income before, interest, income taxes, depreciation and amortization, stock compensation expense, acquisition related costs, gains or losses on early retirement of debt, separation transaction costs, and equity in earnings or losses of unconsolidated subsidiaries. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total revenue. Adjusted EBITDA margin helps assess the efficiency of our operations on a normalized basis.
The following table reconciles net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin and should be referenced when we discuss Adjusted EBITDA and Adjusted EBITDA margin.

	For the Year Ended December 31,
	2025		2024		2023
($ in thousands)	Amount	% of Revenue(4)	Amount	% of Revenue(4)	Amount	% of Revenue(4)
Reconciliation of Adjusted EBITDA:
Net income(1)	$172,849	8.0%	$171,897	9.0%	$184,743	10.1%
Add (Subtract):
Income tax expense	50,978	2.4	59,496	3.1	57,887	3.1
Interest expense	109,290	5.1	47,714	2.5	221	0.0
Interest expense on related party debt	—	—	21,980	1.2	44,253	2.4
Equity in losses of unconsolidated subsidiaries	—	—	3,676	0.2	526	0.0
Other expense	—	—	—	—	2	0.0
Loss on early retirement of debt	875	0.0	—	—	—	—
Stock compensation expense	10,490	0.5	2,327	0.1	651	0.1
Depreciation and amortization	75,817	3.5	67,178	3.6	73,051	4.0
Separation transaction costs(2)	4,093	0.2	1,693	0.1	—	—
Nova and Pivot Onsite Innovations acquisition costs	7,471	0.3	895	0.0	—	—
Adjusted EBITDA(3)	$431,863	20.0%	$376,856	19.8%	$361,334	19.7%
____________________________________________
(1)    The percentage of revenue values on this row represent the net income margin for the period.
(2)    Separation transaction costs represent non-recurring incremental consulting, legal, audit-related fees, system implementation, and software disposal costs incurred in connection with the Company’s separation into a new, publicly traded company and are included within general and administrative expenses on the consolidated statements of operations.
(3)    The percentage of revenue values on this row represent the Adjusted EBITDA margin for the period.
(4)    Totals in this column may not foot due to rounding.

Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share
Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share are used by management to provide useful insight into the underlying performance of our business. Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share are not measures of financial performance under U.S. GAAP and are not intended to be substitutes for U.S. GAAP measures such as net income attributable to the Company or earnings per share. These metrics may differ from similarly titled metrics supported by other companies. Other companies, including companies in our industry, may calculate Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share differently than we do, limiting the usefulness of those measures for comparative purposes. Concentra believes that the presentation of Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share are important to investors because they are reflective of the financial performance of Concentra’s ongoing operations and provide better comparability of its results of operations between periods. Investors should consider these measures in addition to, and not as a replacement for, U.S. GAAP results reported in our financial statements.
We define Adjusted Net Income Attributable to the Company as net income attributable to the Company, excluding gain (loss) on early retirement of debt, separation transaction costs, and acquisition costs, all on an after tax basis. We define Adjusted Earnings per Share as the Adjusted Net Income Attributable to the Company divided by the diluted weighted average shares outstanding.
The following table reconciles net income attributable to the Company and earnings per share on a fully diluted basis to Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share on a fully diluted basis.

	For the Year Ended December 31,
($ in thousands, except per share amounts)	2025	Per Share(4)	2024	Per Share(4)	2023	Per Share(4)
Reconciliation of Adjusted Net Income Attributable to the Company:(1)
Net income attributable to the Company	$166,415	$1.30	$166,543	$1.46	$179,947	$1.73
Adjustments:
Loss on early retirement of debt	875	0.01	—	—	—	—
Separation transaction costs(2)	4,093	0.03	1,693	0.01	—	—
Nova and Pivot Onsite Innovations acquisition costs	7,471	0.06	895	0.01	—	—
Total additions (subtractions), net	$12,439	$0.10	$2,588	$0.02	$—	$—
Less: tax effect of adjustments(3)	(2,836)	(0.02)	(665)	(0.01)	—	—
Adjusted Net Income Attributable to the Company	$176,018	$1.37	$168,466	$1.48	$179,947	$1.73

Weighted average shares outstanding - diluted		128,296		114,203		104,191
____________________________________________
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
(3)    Tax impact is calculated using the annual effective tax rate, including discrete costs and benefits.
(4)    Totals in this column may not foot due to rounding.

Liquidity and Capital Resources
Cash Flows for the Years Ended December 31, 2025, 2024, and 2023
In the following table and analysis, we discuss cash flows from operating activities, investing activities, and financing activities for the periods indicated.

	For the Year Ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$279,397	$274,677	$234,316
Net cash used in investing activities	(414,857)	(71,265)	(75,308)
Net cash provided by (used in) financing activities	32,104	(51,531)	(165,291)
Net (decrease) increase in cash	(103,356)	151,881	(6,283)
Cash at beginning of period	183,255	31,374	37,657
Cash at end of period	$79,899	$183,255	$31,374
Operating activities provided $279.4 million and $274.7 million of cash flows during the years ended December 31, 2025 and 2024, respectively. The increase in cash flows from operating activities for the year ended December 31, 2025, as compared to the year ended December 31, 2024, was due to an increase in our operating income, partially offset by a decrease from the change in working capital and an increase in interest payments following the recapitalization of debt in July 2024.
Investing activities used $414.9 million and $71.3 million of cash flows for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the principal uses of cash were $333.3 million for acquisitions of businesses, which primarily includes the purchase of Nova and Pivot Onsite Innovations, and $82.3 million for purchases of property and equipment under our capital program to open de novos, upgrade and maintain existing facilities, Nova start-up capital, and technology investments. For the year ended December 31, 2024, the principal uses of cash were $64.3 million for purchases of property and equipment and $7.0 million for acquisitions of businesses.
Financing activities provided $32.1 million and used $51.5 million of cash flows for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, the principal sources of cash in financing activities were due to the updated term loan net proceeds of $948.8 million and from borrowings on our Revolving Credit Facility of $85.0 million. This was partially offset by repayment of the original term loan of $855.0 million, voluntary repayments on our Revolving Credit Facility of $85.0 million, dividend payments of $32.1 million to common stockholders, repurchases of common stock of $22.4 million, and distributions to non-controlling interests of $6.6 million. For the year ended December 31, 2024, the principal uses of cash in financing activities were a $1,535.7 million dividend payment to Select, $480.0 million of net repayments on our related party revolving promissory note, and $15.4 million repurchases of common stock from Select. The principal sources of cash were net proceeds from or term loans of $836.7 million, net proceeds from the issuance of our 6.875% senior notes of $637.3 million, and net proceeds from our initial public offering of $511.2 million.
Capital Resources
We had net working capital of $45.9 million at December 31, 2025, compared to net working capital of $130.0 million at December 31, 2024. The decrease in the net working capital surplus was principally due to a decrease in our cash, which resulted from the Nova acquisition in March 2025, Pivot Onsite Innovations acquisition in June 2025, voluntary revolver repayments, and share repurchases.
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
Credit Facilities
On July 26, 2024, CHSI entered into a senior secured credit agreement (the “Credit Agreement”) that provides for an $850.0 million term loan (the “Term Loan”), and a $400.0 million revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). In March 2025, the Company completed an amendment to the Credit Agreement to increase our Revolving Credit Facility by $50.0 million from $400.0 million to $450.0 million. The interest rate for the Revolving Credit Facility has been reduced from the Term SOFR plus 2.50% to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including a 25-

basis point step down at a net leverage ratio of ≤3.50x. In addition, the amendment to the Credit Agreement also added new debt through an incremental term loan of $102.1 million, which provides an updated Term Loan of $950.0 million. The Term Loan interest rate has been reduced from Term SOFR plus 2.25% down to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including a 25-basis point step down at a net leverage ratio of ≤3.25x.
Borrowings under the Credit Facilities are guaranteed by the Company and substantially all of the Company’s current domestic subsidiaries and will be guaranteed by CHSI’s future domestic subsidiaries and collateralized by substantially all of the Company’s existing and future property and assets and by a pledge of the Company’s capital stock, the capital stock of CHSI’s domestic subsidiaries, and up to 65% of the capital stock of CHSI’s foreign subsidiaries held directly by CHSI or a domestic subsidiary.
Borrowings under the Credit Agreement bear interest at a rate equal to: (i) in the case of the Term Loan, Term SOFR plus a percentage ranging from 1.75% to 2.00%, or Alternate Base Rate plus a percentage ranging from 0.75% to 1.00%, in each case based on CHSI’s leverage ratio; and (ii) in the case of the Revolving Credit Facility, Term SOFR plus a percentage ranging from 1.75% to 2.25%, or Alternate Base Rate plus a percentage ranging from 0.75% to 1.25%, in each case based on CHSI’s leverage ratio, as defined in the Credit Agreement. As of December 31, 2025, the Term Loan borrowings had an interest rate of 5.72%.
The updated Term Loan amortizes in equal quarterly installments in amounts equal to 0.25% of the aggregate original principal amount of the Term Loan commencing on June 30, 2025. The balance of the Term Loan will be payable on July 26, 2031. Similarly, the Revolving Credit Facility will be payable on July 26, 2029.
The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.5 to 1.0. As of December 31, 2025, CHSI’s leverage ratio was 3.4x. Failure to comply with this covenant would result in an event of default under the Revolving Credit Facility and, absent a waiver or an amendment from the revolving lenders, preclude CHSI from making further borrowings under the Revolving Credit Facility and permit the revolving lenders to accelerate all outstanding borrowings under the Revolving Credit Facility. Upon termination of the commitments for the Revolving Credit Facility and acceleration of all outstanding borrowings thereunder, failure to comply with the covenant also would constitute an event of default with respect to the Term Loan.
The Credit Facilities also contain a number of other affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Credit Facilities contain events of default for non-payment of principal and interest when due, cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control. As of December 31, 2025, the Company was in compliance with all debt covenants.
At December 31, 2025, the Company had outstanding borrowings under its Credit Facilities consisting of a $942.9 million Term Loan (excluding unamortized original issue discounts and debt issuance costs of $11.6 million). The Company did not have any outstanding borrowings under its Revolving Credit Facility.
At December 31, 2025, the Company had $428.0 million of availability under its Revolving Credit Facility after giving effect to $22.0 million of outstanding letters of credit.
6.875% Senior Notes
On July 11, 2024, the Company completed a private offering by its wholly owned subsidiary, Concentra Escrow Issuer Corporation (the “Escrow Issuer”), of $650.0 million aggregate principal amount of 6.875% senior notes due July 15, 2032 (the “Senior Notes”). On July 26, 2024, Escrow Issuer merged with and into CHSI, with CHSI continuing as the surviving entity, and CHSI assumed all of the Escrow Issuer’s obligations under the Senior Notes. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and certain of its wholly owned subsidiaries. Interest on the Senior Notes accrues at a rate of 6.875% per annum and is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2025.
At December 31, 2025, the Company had $650.0 million of the Senior Notes outstanding (excluding unamortized premium and debt issuance costs of $10.4 million).

Hedging
On March 3, 2025 we entered into derivative swap and collar contracts to mitigate our exposure to variable Term SOFR interest rates, which expire on February 29, 2028. The derivative swap contract limits the Term SOFR rate to a fixed rate of 3.829% on $300.0 million of principal outstanding under our term loan. We also entered into a derivative collar contract, which limits the Term SOFR rate to a cap of 4.500% and floor of 3.001% on $300.0 million of principal outstanding under our term loan. These derivative contracts limit our Term SOFR variable interest exposure on our $942.9 million term loan.
Liquidity
We believe our internally generated cash flows and borrowing capacity under our Revolving Credit Facility will allow us to finance our operations in both the short and long term. As of December 31, 2025, we had cash and cash equivalents of $79.9 million and $428.0 million of availability under our Revolving Credit Facility, after giving effect to $22.0 million of outstanding letters of credit.
Our material cash requirements from known contractual and other obligations include:
i.Debt payments, including finance lease payments – Our expected principal payments total $1,596.4 million, with $10.7 million payable within the next twelve months. We intend to refinance our long-term indebtedness before it matures. Refer to Note 9—“Long-Term Debt” of the notes to our consolidated financial statements included herein for additional information.
ii.Interest payments – Our expected interest payments on the Senior Notes and Term Loan total $605.0 million, with $98.4 million payable within the next twelve months.
Interest payments for the Senior Notes were calculated using the stated interest rate, and interest payments on the Term Loan were calculated using the interest rate of 5.72% as of December 31, 2025.
iii.Operating lease payments – Our expected operating lease payments total $669.5 million, with $116.0 million payable within the next twelve months. Refer to Note 5—“Leases” of the notes to our consolidated financial statements included herein for additional information.
iv.Purchase, construction, and other commitments – Our expected payments related to purchase, construction, and other obligations total $99.5 million, with $32.0 million payable within the next twelve months. Our purchase obligations primarily relate to software licensing and support agreements which specify all significant contractual terms and are legally binding and enforceable. Our construction commitments are described further in Note 18—“Commitments and Contingencies”.
v.Insurance liabilities – Our expected payments related to our insurance liabilities, including those for workers’ compensation and professional malpractice liabilities, total $49.7 million, with $18.2 million payable within the next twelve months. The amounts payable within the next twelve months are recorded in accrued other in the consolidated balance sheet as of December 31, 2025. The remaining amounts are recorded in other non-current liabilities.
vi.Other current liabilities recorded in the consolidated balance sheet as of December 31, 2025, such as accounts payable and accrued expenses, which are not specifically identified above.
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

Repurchase of Common Stock
During the year ended December 31, 2025, we repurchased 1.1 million shares of our common stock for $22.4 million. The repurchase of common stock included shares repurchased under the share repurchase program and 114,052 shares of common stock repurchased for $2.4 million related to the shares withheld in connection with the vesting of employee restricted stock awards. Shares repurchased in connection with employee restricted stock awards do not impact the remaining authorization under the share repurchase program.
Share Repurchase Program
On November 5, 2025, the Board of Directors authorized a share repurchase program to repurchase up to $100 million of the Company’s outstanding common stock. The share repurchase program will expire on December 31, 2027, unless extended or terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Board of Directors deems appropriate. The Company will fund the share repurchase program with cash on hand. The authorization of the share repurchase program does not obligate the Company to repurchase any shares.
During the year ended December 31, 2025, the Company repurchased 1.0 million shares of common stock under the share repurchase program for $20.0 million. All shares repurchased were permanently retired. As of December 31, 2025, the Company’s remaining authorization to repurchase shares under the program was $80.0 million.
Dividends
On February 28, 2025, May 6, 2025, August 6, 2025, and November 5, 2025, our Board of Directors declared a cash dividend of $0.0625 per share. On April 1, 2025, May 29, 2025, and August 28, 2025, and December 9, 2025, cash dividends of approximately $8.0 million were paid for each payment date, for a total of $32.1 million paid in 2025.
On February 25, 2026, the Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about March 19, 2026, to stockholders of record as of the close of business on March 12, 2026.
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
Effects of Inflation
The healthcare industry is labor intensive and our largest expenses are labor related costs. Wage and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. Thus far the impact of inflation on our business has not been material.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.
Our market exposure risk is primarily related to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our credit facilities, which bear interest rates that are indexed against Term SOFR. Interest rate risk is highly sensitive due to many factors, monetary and tax policy, macroeconomic factors and other factors beyond our control. We do not hold or use derivative financial instruments for trading purposes.
Although the U.S. Federal Reserve decreased the federal funds rate in 2025, additional adjustments to the federal funds rate may result in downstream impacts to interest rates and have adverse impacts on our reported results. At December 31, 2025, we had outstanding borrowings under our credit facilities consisting of a $942.9 million term loan (excluding unamortized original issue discount and debt issuance costs of $11.6 million) and no outstanding borrowings under our revolving facility, which bear variable interest rates.
In order to mitigate our exposure to rising interest rates, we entered into a derivative swap contract effective on March 3, 2025, which limits the Term SOFR rate to a fixed rate of 3.829% on $300 million of principal outstanding under our term loan. The agreement applies to interest payments through February 29, 2028.
In addition, we entered into a derivative collar contract effective on March 3, 2025, which limits the Term SOFR rate to a cap of 4.500% and floor of 3.001% on $300 million of principal outstanding under our term loan. The derivative collar contract applies to interest payments through February 29, 2028.
At December 31, 2025, the Term SOFR rate was 3.69% and we had $642.9 million of our term loan borrowings subject to variable interest rates.
As of December 31, 2025, a hypothetical 0.25% change in market interest rates would have no material impact on our annual interest expense and financial results.
Item 8.   Financial Statements and Supplementary Data.
Information with respect to this Item is contained in our consolidated financial statements beginning on Page F-1 of this Annual Report on Form 10-K.
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.    Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with participation of our management, including the principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management, including our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2025, using the criteria in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Consistent with guidance issued by the Securities and Exchange Commission that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of acquisition, management excluded an assessment of the effectiveness of the Company’s internal control over financial reporting related to the acquisitions of Nova and Pivot Onsite Innovations. The total of the Nova and Pivot Onsite Innovations total assets and total revenues excluded from management’s assessment of internal control over financial reporting represent 2.3% and 4.7%, and 0.4% and 1.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm as stated in their report which appears herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the fourth quarter of the year ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B.    Other Information.
Rule 10b5-1 Trading Plans
During the three months ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance.
The information regarding directors and nominees for directors of the Company required by this Item 10 will be set forth in the Company’s definitive proxy statement of the Company relating to the 2026 Annual Meeting of Stockholders (the “Proxy Statement”) that will be filed with the SEC within 120 days after the Company’s fiscal year ended December 31, 2025 and is incorporated herein by reference. Information regarding the executive officers of the Company is included in this Annual Report on Form 10-K under Part I, Item 1 as permitted by the instructions to Item 401 of Regulation S-K.
We have adopted a written code of business conduct and ethics, known as our Code of Conduct, which applies to all of our directors, officers, and employees, as well as a Code of Ethics for Senior Financial Officers, including our Chief Executive Officer, Chief Financial Officer, Treasurer, Controller, Principal Accounting Officer, and any other employees of the Company performing similar functions. Our Code of Conduct and Code of Ethics for Senior Financial Officers are available on our website (https://ir.concentra.com/corporate-governance/governance-documents). The information contained in, or that can be accessed through, our website does not constitute a part of this Annual Report on Form 10-K. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of the Code of Conduct or Code of Ethics for Senior Financial Officers by posting such information on our website, at the address specified above.
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
We will provide disclosure of delinquent Section 16(a) reports, if any, in our Proxy Statement under the caption “Delinquent Section 16(a) Reports,” and such disclosure, if any, is incorporated herein by reference.
Item 11.    Executive Compensation.
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table summarizes information related to our equity compensation plan under which our equity securities are authorized for issuance as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	—	—	2,816,986
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	2,816,986
____________________________________________
(1)    The 2024 Equity Incentive Plan (the “Plan”) was approved on July 24, 2024 by Select, the Company’s sole shareholder at that time. The Plan authorized the issuance of 5,925,000 shares of common stock and there have been approximately 3,108,014 shares issued through December 31, 2025. For a description of the Plan, refer to Note 14—“Stock Compensation” to the consolidated financial statements in this Annual Report on Form 10-K.
Item 13.    Certain Relationships, Related Transactions and Director Independence.
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services.
Our independent registered public accounting firm is PricewaterhouseCoopers LLP, Dallas, TX, Auditor Firm ID: 238.
The information required by this item will be set forth in the Proxy Statement and is incorporated herein by reference.

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

2.2
First Amendment, dated March 1, 2025, to the Equity Purchase Agreement, dated January 22, 2025, by and among Concentra Health Services, Inc., U.S. Occmed Holdings, LLC d/b/a Nova Medical Centers, the U. Rohde 2020 Trust, u/t/a dated December 18, 2020, the G. Rohde 2020 Trust, u/t/a dated December 18, 2020, the J. Rohde 2020 Trust, u/t/a dated December 18, 2020, the Rohde 2020 Trust, u/t/a dated December 18, 2020, Occmed Services, LLC, and Shelton Frey, filed as Exhibit 2.2 to the Quarterly Report on Form 10-Q filed by Concentra Group Holdings Parent, Inc. with the Commission on May 7, 2025, and incorporated herein by reference.

2.3
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

4.3
Description of Registrant’s Securities, filed as Exhibit 4.3 to the Annual Report on Form 10-K by Concentra Group Holdings Parent, Inc. with the Commission on March 3, 2025, and incorporated by reference.

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

Number	Description
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

10.11†
First Amendment to Employment Agreement, dated October 25, 2024, by and between Concentra Group Holdings Parent, Inc. and Matthew T. DiCanio, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on October 30, 2024, and incorporated herein by reference.

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

10.14
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

10.15†
Employment Agreement, dated September 30, 2015, by and between Michael Kosuth and Concentra, Inc., filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q filed by Concentra Group Holdings Parent, Inc. with the Commission on May 7, 2025, and incorporated herein by reference.

10.16†
Employment Agreement, dated November 19, 2010, by and between John R. Anderson, D.O. and Concentra, Inc., as amended by the Amendment to the Employment Agreement, dated May 1, 2012, by and between John R. Anderson D.O. and Occupational Health Centers of Michigan, P.C. and the Second Amendment to the Employment Agreement, dated January 1, 2016, by and between Concentra, Inc. and John R. Anderson D.O., filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q filed by Concentra Group Holdings Parent, Inc. with the Commission on May 7, 2025, and incorporated herein by reference.

10.17†
First Amendment to Employment Agreement, dated February 27, 2025, by and between Michael Kosuth and Concentra, Inc., filed as Exhibit 10.4 to the Quarterly Report on Form 10-Q filed by Concentra Group Holdings Parent, Inc. with the Commission on May 7, 2025, and incorporated herein by reference.

10.18†
Third Amendment to Employment Agreement, dated February 27, 2025, by and between John Anderson and Concentra, Inc., filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed by Concentra Group Holdings Parent, Inc. with the Commission on May 7, 2025, and incorporated herein by reference.

10.19†
First Amendment to Employment Agreement, dated February 27, 2025, by and between John deLorimier and Concentra, Inc., filed as Exhibit 10.6 to the Quarterly Report on Form 10-Q filed by Concentra Group Holdings Parent, Inc. with the Commission on May 7, 2025, and incorporated herein by reference.

10.20†
First Amendment to Employment Agreement, dated February 27, 2025, by and between W. Keith Newton and Concentra, Inc., filed as Exhibit 10.7 to the Quarterly Report on Form 10-Q filed by Concentra Group Holdings Parent, Inc. with the Commission on May 7, 2025, and incorporated herein by reference.

10.21†
Second Amendment to Employment Agreement, dated February 27, 2025, by and between Matthew DiCanio and Concentra, Inc., filed as Exhibit 10.8 to the Quarterly Report on Form 10-Q filed by Concentra Group Holdings Parent, Inc. with the Commission on May 7, 2025, and incorporated herein by reference.

10.22†
First Amendment to Employment Agreement, dated February 27, 2025, by and between Su Zan Nelson and Concentra, Inc., filed as Exhibit 10.9 to the Quarterly Report on Form 10-Q filed by Concentra Group Holdings Parent, Inc. with the Commission on May 7, 2025, and incorporated herein by reference.

Number	Description
10.23†	Form of Concentra Executive Leadership Team Incentive Plan, effective January 1, 2025.
19.1
Trading Policy for Concentra Group Holdings Parent, Inc., filed as Exhibit 19.1 to the Annual Report on Form 10-K by Concentra Group Holdings Parent, Inc. with the Commission on March 3, 2025, and incorporated herein by reference.

21.1*	Subsidiaries of Concentra Group Holdings Parent, Inc.
23*	Consent of PricewaterhouseCoopers LLP.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, and President and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97
Compensation Recovery Policy for Concentra Group Holdings Parent, Inc., filed as Exhibit 97 to the Annual Report on Form 10-K by Concentra Group Holdings Parent, Inc. with the Commission on March 3, 2025, and incorporated herein by reference.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
____________________________________________

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement
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

CONCENTRA GROUP HOLDINGS PARENT, INC.

Date : February 26, 2026	By:	/s/ William K. Newton
William K. Newton Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Date	Signature	Title

February 26, 2026	/s/ William K. Newton	Chief Executive Officer and Director
	William K. Newton	(Principal Executive Officer)
February 26, 2026	/s/ Matthew T. DiCanio	President and Chief Financial Officer
	Matthew T. DiCanio	(Principal Financial Officer)
February 26, 2026	/s/ Su Zan Nelson	Executive Vice President, Chief Accounting Officer
	Su Zan Nelson	(Principal Accounting Officer)
February 26, 2026	/s/ Robert A. Ortenzio	Chairman of the Board
Robert A. Ortenzio
February 26, 2026	/s/ Brigid Bonner	Director
Brigid Bonner
February 26, 2026	/s/ Vipin Gopal, PhD	Director
Vipin Gopal, PhD
February 26, 2026	/s/ Cheryl Pegus, MD, MPH	Director
Cheryl Pegus, MD, MPH
February 26, 2026	/s/ Daniel J. Thomas	Director
Daniel J. Thomas
February 26, 2026	/s/ Marc R. Watkins, MD	Director
Marc R. Watkins, MD

CONCENTRA GROUP HOLDINGS PARENT, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Concentra Group Holdings Parent, Inc
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Concentra Group Holdings Parent, Inc and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of operations, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Nova Medical Centers (“Nova”) and Onsite Innovations, LLC (“Pivot Onsite Innovations”) from its assessment of internal control over financial reporting as of December 31, 2025, because they were acquired by the Company in purchase business combinations during 2025. We have also excluded Nova and Pivot Onsite Innovations from our audit of internal control over financial reporting. Nova and Pivot Onsite Innovations are wholly-owned subsidiaries whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 2.3% and 4.7%, and 0.4% and 1.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2025.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
Valuation of Accounts Receivable
As described in Note 1 to the consolidated financial statements, substantially all of the Company’s accounts receivable is related to providing healthcare services to patients. These services are paid for primarily by workers’ compensation programs, employer programs, third-party administrators, commercial insurance companies and federal and state governmental authorities. As of December 31, 2025, accounts receivable totaled approximately $257.9 million. As disclosed by management, accounts receivable is reported at an amount equal to the amount the Company expects to collect for providing healthcare services to patients. This amount is inclusive of management’s estimates of implicit discounts and other adjustments which are estimated using the Company’s historical experience. The principal considerations for our determination that performing procedures relating to the valuation of accounts receivable is a critical audit matter are (i) the significant judgment by management when developing the estimate of accounts receivable and (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating the audit evidence obtained related to the estimate of accounts receivable. Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s estimate of accounts receivable. These procedures also included, among others (i) testing management’s process for developing the estimate of accounts receivable, (ii) testing the completeness, accuracy, and relevance of historical billing and reimbursement data used by management to estimate accounts receivable, (iii) evaluating the historical accuracy of management’s estimate of the amount the Company is expected to be entitled to by comparing actual cash receipts to the previously recorded accounts receivable balances as of the prior year balance sheet date and (iv) performing a comparison of the remaining uncollected accounts receivable balance as of a date subsequent to year end, to expected future cash collections based on the Company's historical collection patterns.
/s/ PricewaterhouseCoopers LLP
Dallas, Texas
February 26, 2026
We have served as the Company’s auditor since 2015, which includes periods before the Company became subject to SEC reporting requirements.

PART I FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
CONCENTRA GROUP HOLDINGS PARENT, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$79,899	$183,255
Accounts receivable	257,900	217,719
Prepaid income taxes	2,385	1,544
Other current assets	42,914	34,689
Total current assets	383,098	437,207
Operating lease right-of-use assets	483,652	435,595
Property and equipment, net	225,309	197,930
Goodwill	1,479,192	1,234,707
Other identifiable intangible assets, net	242,556	204,725
Non-current deferred tax asset	24,120	4,412
Other assets	20,461	6,588
Total assets	$2,858,388	$2,521,164
LIABILITIES AND EQUITY
Current liabilities:
Current operating lease liabilities	$84,582	$75,442
Current portion of long-term debt and notes payable	10,738	10,093
Accounts payable	21,005	19,752
Accrued and other liabilities	220,922	201,899
Total current liabilities	337,247	307,186
Non-current operating lease liabilities	443,642	396,914
Long-term debt, net of current portion	1,563,658	1,468,917
Non-current deferred tax liability	48,906	25,380
Other non-current liabilities	44,506	24,043
Total liabilities	2,437,959	2,222,440
Commitments and contingencies (Note 18)
Redeemable non-controlling interests	19,404	18,013
Stockholders’ equity:
Common stock, $0.01 par value, 700,000,000 shares authorized, 128,633,374 and 128,125,952 shares issued and outstanding at December 31, 2025 and December 31, 2024, respectively	1,286	1,281
Capital in excess of par	248,899	260,837
Retained earnings	146,448	13,553
Accumulated other comprehensive loss	(3,352)	—
Total stockholders’ equity	393,281	275,671
Non-controlling interests	7,744	5,040
Total equity	401,025	280,711
Total liabilities and equity	$2,858,388	$2,521,164

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the Year Ended December 31,
	2025	2024	2023
Revenue	$2,163,417	$1,900,192	$1,838,081
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,550,323	1,372,217	1,325,649
General and administrative, exclusive of depreciation and amortization(1)	203,305	156,318	151,999
Depreciation and amortization	75,817	67,178	73,051
Total costs and expenses	1,829,445	1,595,713	1,550,699
Other operating income	20	284	250
Income from operations	333,992	304,763	287,632
Other income and expense:
Loss on early retirement of debt	(875)	—	—
Equity in losses of unconsolidated subsidiaries	—	(3,676)	(526)
Interest expense	(109,290)	(47,714)	(221)
Interest expense on related party debt	—	(21,980)	(44,253)
Other expense	—	—	(2)
Income before income taxes	223,827	231,393	242,630
Income tax expense	50,978	59,496	57,887
Net income	172,849	171,897	184,743
Less: net income attributable to non-controlling interests	6,434	5,354	4,796
Net income attributable to the Company	$166,415	$166,543	$179,947
Earnings per common share (Note 15):
Basic and diluted	$1.30	$1.46	$1.73
____________________________________________
(1)        Includes transition services agreement fees of $12.1 million for the year ended December 31, 2025, shared service fees from Select and transition services agreement fees of $15.2 million for the year ended December 31, 2024, and shared service fees from Select of $14.6 million for the year ended December 31, 2023. See Note 16—“Relationship with Select”, for additional information.

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Net income	$172,849	$171,897	$184,743
Other comprehensive loss, net of tax:
Loss on derivatives	(4,117)	—	—
Reclassification adjustment for gains included in net income	765	—	—
Net change, net of tax benefit of $1,058 for the year ended December 31, 2025	(3,352)	—	—
Comprehensive income	169,497	171,897	184,743
Less: comprehensive income attributable to non-controlling interests	6,434	5,354	4,796
Comprehensive income attributable to the Company	$163,063	$166,543	$179,947

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Total Stockholders’ Equity
	Total Members’ Units	Members’ Contributed Capital	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2022	446,268	$464,725	—	$—	$—	$508,592	$973,317	$6,026	$979,343
Net income attributable to the Company						179,947	179,947		179,947
Net income attributable to non-controlling interests							—	1,109	1,109
Contribution from Parent		4,515					4,515		4,515
Vesting of restricted interests and options	248	178					178		178
Exercise of stock options	565	3,340					3,340		3,340
Repurchase of member interests		(2,650)				(2,672)	(5,322)		(5,322)
Distributions to non-controlling interests		195					195	(1,769)	(1,574)
Redemption value adjustment on non-controlling interests						(574)	(574)		(574)
Balance at December 31, 2023	447,081	$470,303	—	$—	$—	$685,293	$1,155,596	$5,366	$1,160,962
Net income attributable to the Company						166,543	166,543		166,543
Net income attributable to non-controlling interests							—	1,015	1,015
Contribution from (distribution to) Select		(6,891)			9,170		2,279		2,279
Cash dividends declared for common stockholders ($0.0625 per share)						(7,959)	(7,959)		(7,959)
Issuance of restricted stock			1,478	15	(15)		—		—
Stock compensation expense					869		869		869
Repurchase of common shares			(696)	(7)	(15,396)		(15,403)		(15,403)
Distributions to non-controlling interests							—	(1,341)	(1,341)
Redemption value adjustment on non-controlling interests						(1,769)	(1,769)		(1,769)
Conversion of LLC to Corporation and impact of reverse stock split	(447,081)	(463,412)	104,094	1,041	462,371		—		—
Initial Public Offering			23,250	232	510,966		511,198		511,198
Dividend to Select					(707,128)	(828,555)	(1,535,683)		(1,535,683)
Balance at December 31, 2024	—	$—	128,126	$1,281	$260,837	$13,553	$275,671	$5,040	$280,711

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (CONTINUED)
(in thousands)

	Total Stockholders’ Equity
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	128,126	$1,281	$260,837	$13,553	$—	$275,671	$5,040	$280,711
Net income attributable to the Company				166,415		166,415		166,415
Net income attributable to non-controlling interests						—	998	998
Cash dividends declared for common stockholders ($0.25 per share)				(32,077)		(32,077)		(32,077)
Issuance of restricted stock	1,633	17	(17)			—		—
Forfeitures of unvested restricted stock	(4)					—		—
Stock compensation expense			10,490			10,490		10,490
Repurchase of common shares	(1,122)	(12)	(22,411)			(22,423)		(22,423)
Distributions to non-controlling interests						—	(1,160)	(1,160)
Issuance of non-controlling interests						—	2,866	2,866
Redemption value adjustment on non-controlling interests				(1,443)		(1,443)		(1,443)
Other comprehensive loss					(3,352)	(3,352)		(3,352)
Balance at December 31, 2025	128,633	$1,286	$248,899	$146,448	$(3,352)	$393,281	$7,744	$401,025

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$172,849	$171,897	$184,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	75,817	67,178	73,051
Equity in losses of unconsolidated subsidiaries	—	3,676	526
Loss on early retirement of debt	51	—	—
(Gain) loss on sale of assets	(773)	40	4
Stock compensation expense	10,490	2,327	651
Amortization of debt discount and issuance costs	3,959	1,708	—
Deferred income taxes	7,890	(2,396)	(6,286)
Other	1,155	72	327
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(11,136)	(1,598)	(10,262)
Other current assets	(6,441)	4,206	(20,743)
Other assets	7,570	2,973	2,738
Accounts payable and accrued liabilities	17,966	24,594	9,567
Net cash provided by operating activities	279,397	274,677	234,316
Investing activities
Business combinations, net of cash acquired	(333,300)	(6,965)	(6,004)
Acquired customer relationships	—	—	(4,382)
Purchases of property and equipment	(82,335)	(64,327)	(64,958)
Proceeds from sale of assets	778	27	36
Net cash used in investing activities	(414,857)	(71,265)	(75,308)
Financing activities
Borrowings on revolving facilities	85,000	—	—
Payments on revolving facilities	(85,000)	—	—
Borrowings from related party revolving promissory note	—	10,000	—
Payments on related party revolving promissory note	—	(480,000)	(160,000)
Proceeds from term loans, net of issuance costs	948,848	836,697	—
Payments on term loans	(855,000)	(2,125)	—
Proceeds from 6.875% senior notes, net of issuance costs	—	637,337	—
Borrowings of other debt	6,575	8,222	5,471
Principal payments on other debt	(10,037)	(10,181)	(7,165)
Exercise of stock options	—	—	3,340
Repurchases of common shares	—	—	(5,322)
Dividends paid to common stockholders	(32,077)	(7,959)	—
Repurchase of common stock	(22,423)	(15,403)	—
Proceeds from issuance of non-controlling interests	2,866	—	—
Distributions to non-controlling interests	(6,648)	(5,913)	(6,130)
Proceeds from Initial Public Offering	—	511,198	—
Dividend to Select	—	(1,535,683)	—
Contributions from Select	—	2,279	4,515
Net cash provided by (used in) financing activities	32,104	(51,531)	(165,291)
Net (decrease) increase in cash	(103,356)	151,881	(6,283)
Cash at beginning of period	183,255	31,374	37,657
Cash at end of period	$79,899	$183,255	$31,374
Supplemental information
Cash paid for interest	$108,969	$49,650	$44,348
Cash paid for taxes	$45,910	$55,763	$60,607
Non-cash investing and financing activities:
Liabilities for purchases of property and equipment	$2,463	$5,241	$5,136

The accompanying notes are an integral part of these consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Organization and Significant Accounting Policies
Organization
Concentra Group Holdings Parent, LLC (“Concentra Group Holdings Parent” or “Concentra”) was formed in October 2017 and converted to a Delaware corporation, Concentra Group Holdings Parent, Inc., on March 4, 2024. At the time of formation, Concentra Group Holdings Parent elected to be taxed as a corporation. The Company conducts substantially all of its business through Concentra Health Services, Inc., a wholly owned subsidiary of Concentra (“CHSI”), and its subsidiaries. As the context may require, the “Company,” “we,” “our” or similar words in this report refer collectively to Concentra.
The Company is the largest provider of occupational health services in the United States by number of locations. As of December 31, 2025, we operated 628 stand-alone occupational health centers in 41 states and 411 onsite health clinics at employer worksites in 44 states. The Company provides a diverse and comprehensive array of occupational health services, including workers’ compensation and employers services, and consumer health services.
On January 3, 2024, Select Medical Corporation (“Select”) announced its intention to separate the Company into a new, publicly traded company through a spin-off distribution in 2024. On February 27, 2024, Select received a private letter ruling from the U.S. Internal Revenue Service to the effect that the distribution of the Company’s common stock to Select and its stockholders will be tax-free for U.S. federal income tax purposes. On March 4, 2024, the member interests of the Company converted to common shares on a one-for-one basis. On June 24, 2024, the Company’s Board of Directors approved a reverse stock split at a ratio of one share of common stock for every 4.295 shares of common stock, which was effectuated on June 25, 2024. In accordance with ASC 260, Earnings Per Share, the recapitalization of the Company into a stock corporation and the reverse stock split have been retrospectively reflected in the Company’s earnings per unit calculation for all periods presented, see Note 15—“Earning per Share”.
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
Basis of Presentation and Consolidation
Following the IPO, the Company operated as a controlled subsidiary of Select Medical Corporation (“Select”) until Select made a special stock distribution of 104,093,503 shares of the Company’s common stock to Select’s stockholders (the “Distribution”) on November 25, 2024. The Company’s consolidated financial statements prior to the Distribution have been prepared from Select’s historical accounting records and derived from the consolidated financial statements of Select to present the Company as if it had been operating on a standalone basis.
The consolidated financial statements include the assets, liabilities, revenue, and expenses based on our legal entity structure as well as direct and indirect costs that are attributable to our operations. Indirect costs are the costs of support functions that are partially provided on a centralized basis by Select and its affiliates, which include finance, human resources, benefits administration, information technology, legal, corporate governance, and other professional services. Indirect costs were allocated to the Company, prior to the IPO, for the purposes of preparing the consolidated financial statements based on a specific identification basis or, when specific identification is not practicable, a proportional cost allocation method, primarily based on headcount or other allocation methodologies that are considered to be a reasonable reflection of the utilization of

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
services provided or the benefit received by the Company during the periods presented, depending on the nature of the services received. Subsequent to the IPO, the support services provided by Select have been billed to the Company pursuant to a transition services agreement, as further described in Note 16—“Relationship with Select”.
The income tax amounts in these consolidated financial statements prior to the Distribution have been calculated based on a separate return methodology and are presented as if our income gave rise to separate federal and state consolidated income tax return filing obligations in the respective jurisdictions in which we operate. Adjustments to income tax expense resulting from the application of the separate return methodology, as compared to tax obligations determined by the Company’s inclusion in Select’s consolidated income tax provision, were assumed to be immediately settled with Select through contributed capital/capital in excess of par as reflected on the consolidated balance sheets, and reflected as a (distribution)/contribution to Select on the consolidated statements of changes in equity and the consolidated statements of cash flows within financing activities.
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
SEC Filing Status
The Company’s public float exceeded $700.0 million as of June 30, 2025, causing us to become a large accelerated filer as of January 1, 2026. As a large accelerated filer, the Company is subject to certain disclosure and compliance requirements that apply to other public companies that did not previously apply to the Company. As such, the Company is now subject to the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002 for the year ended December 31, 2025.
Recently Adopted Accounting Guidance
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
The ASU is effective for annual periods beginning after December 15, 2024. As such, the Company adopted ASU 2023-09 as of January 1, 2025 and applied the prospective approach. The ASU did not have a material impact on our consolidated financial statements, as this guidance is solely related to disclosure.
Recent Accounting Guidance Not Yet Adopted
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The Company has evaluated the provisions of the OBBBA and determined that the enactment of the legislation did not have a material impact on its annual effective tax rate for the year end December 31, 2025.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Estimates and assumptions are used for, but not limited to: revenue recognition, allowances for expected credit losses, estimated useful lives of assets, the fair value of goodwill and intangible assets, amounts payable for self-insured losses, and the computation of income taxes. Future events and their effects cannot be predicted with certainty; accordingly, the Company’s accounting estimates require the exercise of judgment. The accounting estimates used in the preparation of the financial statements will change as new events occur, as more experience is acquired, as additional information is obtained, and as the Company’s operating environment changes. The Company’s management evaluates and updates assumptions and estimates on an ongoing basis. Actual results could differ from those estimates.
Reportable Segments
The Company has identified three operating segments: occupational health centers, onsite health clinics, and other businesses. The three operating segments have been aggregated into one reportable segment based on the similar services provided, service delivery process involved, target customers, and similar economic characteristics of the three operating segments. As of December 31, 2025, 2024, and 2023, the occupational health centers operating segment contributed approximately 93%, 95% and 95%, respectively, of consolidated net revenue.
Variable Interest Entities
Certain states prohibit the “corporate practice of medicine,” which restricts the Company from owning medical practices that directly employ physicians and from exercising control over medical decisions by physicians. In these states, the Company enters into long-term management agreements with affiliated professional medical groups (referred to as “Managed PCs”) that are owned by licensed physicians which, in turn, employ or contract with physicians who provide professional medical services in the Company’s occupational health centers. The Company also enters into a stock transfer restriction agreement with the respective equity holders, which provide for the Company to direct the transfer of ownership of the Managed PCs to other licensed physicians at any time. The long-term management agreements provide for various administrative and management services to be provided by the Company to the Managed PCs, including, but not limited to, billing and collections, accounting, non-physician personnel, supplies, security and maintenance, and insurance. The Company has the right to receive income as an ongoing management fee, and effectively absorbs all of the residual interests of the Managed PCs. Based on the provisions of the management and stock transfer agreements, the Managed PCs are variable interest entities for which the Company is the primary beneficiary and consolidates the Managed PCs under the variable interest entity model. There are no restrictions on the use of the assets of the Managed PCs or on the settlement of its liabilities. Additionally, the Company fully indemnifies the licensed physician owners from all claims, demands, costs, damages, losses, liabilities, and other amounts arising from the ownership and operation of the medical practices, excluding gross negligence.

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
i.Net income attributable to the Company is reduced by the amount of dividends declared and by the contractual amount of dividends that must be paid for the current period for each class of stock, if any.
ii.The remaining undistributed net income of the Company is then equally allocated to its common stock and unvested restricted stock awards, as if all of the earnings for the period had been distributed. The total net income allocated to each security is determined by adding both distributed and undistributed net income for the period.
iii.The net income allocated to each security is then divided by the weighted average number of outstanding shares for the period to determine the EPS for each security considered in the two-class method.
Accounts Receivable
Substantially all of the Company’s accounts receivable is related to providing healthcare services to patients. These services are paid for primarily by workers’ compensation programs, employer programs, third-party administrators, commercial insurance companies and federal and state governmental authorities. The Company’s general policy is to verify insurance coverage prior to or receive an authorization from the patient’s employer prior to the patient’s visit.
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
For the Company’s operating leases, lease expense, a component of cost of services and general and administrative expense in the consolidated statements of operations, is recognized on a straight-line basis over the lease term. For the Company’s finance leases, interest expense on the lease liability is recognized using the effective interest method and amortization expense related to the right-of-use asset is recognized on a straight-line basis over the shorter of the estimated useful life of the asset or the lease term. The Company also makes variable lease payments which are expensed as incurred. These payments relate to changes in indexes or rates after the lease commencement date, as well as property taxes, insurance, and common area maintenance which were not fixed at lease commencement. This expense is a component of cost of services and general and administrative expense in the consolidated statements of operations.
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
At December 31, 2025, the Company’s other indefinite-lived intangible assets consist of the Company’s trademark. To determine the fair values of the trademark, the Company uses a relief from royalty income approach.
The Company completed impairment assessments as of October 1, 2025, October 1, 2024 and October 1, 2023, noting no impairment.
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

Customer relationships	5 – 15 years
Non-compete agreements	1 – 10 years
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
Income Taxes
The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements. Deferred tax assets and liabilities are determined on the basis of the differences between the book and tax bases of assets and liabilities by using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company also recognizes the future tax benefits from net operating loss carryforwards as deferred tax assets. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company evaluates the realizability of deferred tax assets and reduces the value of those assets using a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Among the factors used to assess the likelihood of realization are projections of future taxable income streams, the expected timing of the reversals of existing temporary differences, and the impact of tax planning strategies that could be implemented to avoid the potential loss of future tax benefits.
Reserves for uncertain tax positions are established for exposure items related to various federal and state tax matters. Income tax reserves are recorded when an exposure is identified and when, in the opinion of management, it is more likely than not that a tax position will not be sustained and the amount of the liability can be estimated.
The Company classifies interest and penalties related to tax matters as a component of income tax expense.
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
The Company also purchases additional types of liability insurance directly through the commercial insurance market, covering claims which, due to their nature or amount, are not covered by or not fully covered by the applicable professional malpractice and general liability insurance policies. The additional types of liability insurance include workers compensation, property and casualty, directors and officers, cyber liability, and employment practices liability insurance coverages.
The various insurance policies for the Company do not generally cover punitive damages and are subject to various deductibles and policy limits.
Revenue Recognition
Revenue for the Company’s occupational health center and onsite health clinic operations consist primarily of revenue generated from providing (i) workers’ compensation injury and illness care and related services, (ii) healthcare services related to employer needs or statutory requirements, and (iii) consumer health services. In the Company’s occupational health centers, the Company generally recognizes revenue as healthcare services are provided and the Company’s performance obligation is generally satisfied upon completion of the patient’s visit. For the Company’s onsite health clinic operations, the performance obligation is satisfied over the period of time in which the Company is engaged to provide services and revenue is recognized in amounts which are commensurate with the level of resources the Company has provided at the onsite location. The healthcare services provided by the Company’s occupational health centers and onsite health clinics are primarily paid for by employer programs and third-party payors, including workers’ compensation insurance programs, and commercial insurance companies, on the patient’s behalf.
Revenue is recognized at an amount equal to the consideration the Company expects to be entitled to in exchange for providing its healthcare services. The Company recognizes revenue based on known payment terms or usual and customary amounts associated with the specific payor or based on the service provided. Provider reimbursement methods for workers’ compensation injury care and related services vary on a state- by-state basis. Most states have fee schedules pursuant to which all healthcare providers are uniformly reimbursed. The fee schedules are determined by each state and prescribe the maximum amounts that may be reimbursed for services rendered. In the states without fee schedules, healthcare providers are reimbursed based on usual, customary, and reasonable fees charged in the particular state in which the services are rendered. Healthcare services related to employer needs or statutory requirements are reimbursed at either current market rates or other agreed upon pricing with the employer. Provider reimbursement for consumer health services is dependent on fee schedules derived from individually negotiated contracts with group health payors on a national, regional, or local basis. Typically, national contracts include all states, whereas regional or local contracts are state-specific. The fee schedule is either a set fee for each service or a percentage of billed charges. The Company monitors historical reimbursement rates and compares them against the associated gross charges for the service provided. The percentage of historical reimbursed claims to gross charges is utilized to determine the amount of revenue to be recognized for services rendered.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Revenue earned from providing healthcare services is variable in nature, as the Company is required to make judgments which impact the transaction price. Variable consideration included in the transaction price is inclusive of the Company’s estimates of implicit discounts and other adjustments which are estimated using the Company’s historical experience. Management includes in its estimates of the transaction price its expectations for these types of adjustments such that the amount of cumulative revenue recognized will not be subject to significant reversal in future periods. Historically, adjustments arising from a change in the transaction price have not been significant.
Derivatives and Hedging
The Company is exposed to certain risks relating to its ongoing financial arrangements. The primary risk managed using derivative instruments is to reduce variability in interest cash flows on the Company’s variable-rate debt. Interest rate swaps and collars are entered into to manage interest rate risk associated with the Company’s variable-rate debt. As a matter of policy, we do not use highly leveraged derivative instruments, nor do we use financial instruments for speculative purposes.
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
Our designated derivative contracts include interest rate swap and collar agreements, which effectively modify the Company’s exposure to interest rate risk by converting the Company’s floating-rate debt to a fixed-rate basis (for interest rate swap arrangements) and capping and flooring the interest rates (for collar arrangements) through February 2028, thus reducing the impact of interest-rate changes on future interest expense. These agreements involve the receipt of floating-rate amounts in exchange for fixed-rate interest payments and the application of cap and floor rates over the term of the agreements without an exchange of the underlying principal amount.
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2.    Redeemable Non-Controlling Interests
The Company’s redeemable non-controlling interests are comprised of membership interests held by equity holders other than the Company in five less than wholly owned subsidiaries. These interests are subject to redemption rights. The changes in redeemable non-controlling interests are as follows:

	For the Year Ended December 31,
	2025	2024	2023
		(in thousands)
Balance as of January 1	$18,013	$16,477	$16,772
Net income attributable to redeemable non-controlling interests	5,436	4,339	3,687
Distributions to redeemable non-controlling interests	(5,488)	(4,572)	(4,556)
Redemption value adjustment on redeemable non-controlling interests	1,443	1,769	574
Balance as of December 31	$19,404	$18,013	$16,477
3.    Variable Interest Entities
As of December 31, 2025 and 2024, the total assets of the Company’s variable interest entities were $261.9 million and $213.9 million, respectively, and are principally comprised of accounts receivable. As of December 31, 2025 and 2024, the total liabilities of the Company’s variable interest entities were $70.1 million and $57.5 million, respectively, and are principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $180.1 million and $157.0 million as of December 31, 2025 and 2024, respectively. These intercompany balances are eliminated in consolidation.
4.    Acquisitions
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
Nova operated 67 occupational health centers in five states, providing workers’ compensation injury care services, physical therapy, drug and alcohol screening, and pre-employment physicals as part of their full suite of occupational health services.
The Nova acquisition met the definition of a business pursuant to ASC Topic 805, Business Combinations, and the acquisition was accounted for as a business combination under the acquisition method of accounting. The Company allocated the purchase price to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The fair values are based on inputs that are unobservable in the market and therefore represent Level 3 inputs. During the year ended December 31, 2025, the Company finalized the purchase accounting related to this acquisition.
Pursuant to ASC Topic 810, Consolidation, certain Nova affiliated entities were determined to be a variable interest entity, and the Company was determined to be their primary beneficiary. As a result, the Company obtained a controlling financial interest and Nova has been consolidated into the Company's financial results.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table reconciles the fair value of the assets acquired and liabilities assumed to the consideration given for the acquired business (in thousands):

Accounts receivable	$18,002
Other current assets	1,504
Operating lease right-of-use assets	30,080
Property and equipment	2,636
Goodwill	207,998
Identifiable intangible assets	38,830
Other assets	12,611
Total assets	311,661
Accrued and other current liabilities	6,547
Non-current operating lease liabilities	30,080
Other non-current liabilities	10,029
Total liabilities	46,656
Consideration given	$265,005
The valuations of tangible assets were derived using a combination of the market and cost approaches. Significant judgments used in valuing tangible assets include estimated determination of age, condition, remaining useful life, and fair market value.
The fair values of identifiable intangible assets, consisting of customer relationships, were determined with the assistance of a third-party valuation specialist. The fair values are based on inputs that are unobservable in the market and therefore represent Level 3 inputs. The fair values assigned to identifiable intangible assets were determined using the income approach which relies on the following assumptions: discount rate, customer attrition rates, EBITDA margin, and useful life of customer relationships. The analysis and related valuations reflect the conclusions of management. All estimates, key assumptions, and forecasts were either provided by or reviewed by the Company. Useful lives for identifiable intangible assets were determined based upon the income approach, which determines the remaining useful economic lives of the identifiable intangible assets that are expected to contribute directly or indirectly to future cash flows.

	Fair Value	Weighted Average Amortization Period
	(in thousands)	(in years)
Customer relationships	$38,830	9 years
Identifiable intangible assets	$38,830
Goodwill of $208.0 million has been recognized for the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill is derived from Nova’s future earnings potential and its assembled workforce. The majority of goodwill is deductible for tax purposes.
For the period March 1, 2025 through December 31, 2025, Nova had total revenue of $102.5 million and net income of $10.6 million, which was included in the consolidated financial statements.
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

agreement. We financed the transaction using a combination of $35.0 million of available borrowing capacity under our existing Revolving Credit Facility and the remaining with cash on hand.
Pivot Onsite Innovations operated over 240 onsite health clinics at employer locations in over 40 states, providing occupational health, wellness, prevention, and performance services. The acquisition enabled the Company to expand to over 400 onsite health clinics at employer worksites.
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
The following table reconciles the preliminary allocation of estimated fair value of the assets acquired and liabilities assumed to the consideration given for the acquired business (in thousands):

Accounts receivable	$11,109
Other current assets	183
Goodwill	32,264
Identifiable intangible assets	14,340
Other assets	274
Total assets	58,170
Accrued and other current liabilities	3,404
Other non-current liabilities	318
Total liabilities	3,722
Consideration given	$54,448
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Fair Value	Weighted Average Amortization Period
	(in thousands)	(in years)
Customer relationships	$14,340	7 years
Identifiable intangible assets	$14,340
The preliminary estimate for goodwill of $32.3 million has been recognized for the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill is derived from Pivot Onsite Innovations’ future earnings potential and its assembled workforce. The majority of goodwill is deductible for tax purposes.
For the period June 1, 2025 through December 31, 2025, Pivot Onsite Innovations had total revenue of $38.7 million, which was included in the consolidated financial statements.
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

	Year Ended December 31,
	2025	2024
	(unaudited) (in thousands)
Total revenue	$2,210,330	$2,094,234
Net income attributable to the Company	$176,465	$171,686
The pro forma financial information is based on the final allocation of the purchase price of Nova and the preliminary allocation of the purchase price of Pivot Onsite Innovations. As Pivot Onsite Innovations is a preliminary allocation of purchase price, the acquisition is subject to adjustment upon finalizing the purchase price allocation, as described above, during the measurement period. The net income tax impact was calculated at the effective tax rate, as if Nova and Pivot Onsite Innovations had been a subsidiary of the Company as of January 1, 2024.
Pro forma results were adjusted to exclude acquisition-related expenses incurred by the Company that are directly attributable to the transactions. These excluded costs primarily consist of legal, advisory, and transaction-related compensation expenses that are nonrecurring in nature and not reflective of the ongoing operations of the combined business.
Other Acquisitions
During the year ended December 31, 2025, the Company made other acquisitions of five centers. The consideration given for these acquired businesses consisted principally of cash consideration of $13.8 million. The Company allocated the purchase price of these acquired businesses to assets acquired, principally property and equipment, customer relationships, and liabilities assumed based on their estimated fair values. The Company recognized goodwill of $4.2 million.
During the year ended December 31, 2024, the Company made acquisitions of three centers. The consideration given for these acquired businesses consisted principally of cash consideration of $7.0 million. The Company allocated the purchase price of these acquired businesses to assets acquired, principally property and equipment, operating lease right-of-use assets, customer relationships, and liabilities assumed based on their estimated fair values. The Company recognized goodwill of $5.0 million.
During the year ended December 31, 2023, the Company made acquisitions of four centers. The consideration given for these acquired businesses consisted principally of cash consideration of $6.0 million. The Company allocated the purchase price of these acquired businesses to assets acquired, principally property and equipment, operating lease right-of-use assets,

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

customer relationships, and liabilities assumed based on their estimated fair values. The Company recognized goodwill of $3.9 million.
The other acquisitions made by the Company during the year ended December 31, 2025, and all acquisitions made during the years ended December 31, 2024, and 2023 are not material to the consolidated financial statements in the year they were acquired or prior years presented and; therefore, disclosure of the pro forma financial data has not been provided.
5.    Leases
The Company has operating and finance leases for its facilities. The Company’s occupational health centers generally have lease terms of 5 to 10 years with two, five-year renewal options.
The Company’s total lease cost is as follows:

	For the Year Ended December 31,
	2025	2024	2023
		(in thousands)
Operating lease cost	$114,898	$101,665	$97,640
Finance lease cost:
Amortization of right-of-use assets	185	499	1,000
Interest on lease liabilities	127	262	392
Variable lease cost	24,146	20,638	19,834
Total lease cost	$139,356	$123,064	$118,866
Supplemental cash flow information related to leases is as follows:

	For the Year Ended December 31,
	2025	2024	2023
		(in thousands)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$111,822	$100,340	$96,854
Operating cash flows for finance leases	$175	$308	$358
Financing cash flows for finance leases	$158	$619	$917
Right-of-use assets obtained in exchange for lease liabilities:
Operating leases	$135,250	$114,785	$98,584
Finance leases	$153	$101	$—
Supplemental balance sheet information related to the Company’s leases is as follows:

	December 31,
	2025	2024
Operating Leases	(in thousands)
Operating lease right-of-use assets	$483,652	$435,595

Current operating lease liabilities	$84,582	$75,442
Non-current operating lease liabilities	443,642	396,914
Total operating lease liabilities	$528,224	$472,356

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31,
	2025	2024
Finance Leases	(in thousands)
Property and equipment, net	$1,201	$1,730

Current portion of long-term debt and notes payable	$167	$427
Long-term debt, net of current portion	1,624	2,967
Total finance lease liabilities	$1,791	$3,394
The weighted average remaining lease terms and discount rates are as follows:

	December 31,
	2025	2024
Weighted average remaining lease term (in years):
Operating leases	6.9	7.0
Finance leases	8.4	7.5
Weighted average discount rate:
Operating leases	6.5%	6.5%
Finance leases	8.7%	8.9%
As of December 31, 2025, maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
	(in thousands)
2026	$116,013	$314
2027	105,257	317
2028	93,194	320
2029	82,965	273
2030	66,504	249
Thereafter	205,540	1,105
Total undiscounted cash flows	669,473	2,578
Less: imputed interest	141,249	787
Total discounted lease liabilities	$528,224	$1,791
6.    Property and Equipment
The Company’s property and equipment consists of the following:

	December 31,
	2025	2024
	(in thousands)
Land	$2,759	$4,107
Leasehold improvements	377,125	327,535
Buildings	7,444	13,243
Furniture and equipment	268,612	242,793
Construction-in-progress	14,873	16,118
Total property and equipment	670,813	603,796
Accumulated depreciation	(445,504)	(405,866)
Property and equipment, net	$225,309	$197,930
Depreciation expense was $49.9 million, $45.0 million, and $43.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.    Intangible Assets
Goodwill
The following table shows changes in the carrying amounts of goodwill for the years ended December 31, 2025 and 2024:

Total
(in thousands)
Balance as of January 1, 2024	$1,229,745
Acquisition of businesses	4,962
Balance as of December 31, 2024	1,234,707
Acquisition of businesses	244,485
Balance as of December 31, 2025	$1,479,192
Identifiable Intangible Assets
The following table provides the gross carrying amounts, accumulated amortization, and net carrying amounts for the Company’s identifiable intangible assets:

	December 31,
	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(in thousands)
Indefinite-lived intangible assets:
Trademarks	$104,900	$—	$104,900	$104,900	$—	$104,900
Finite-lived intangible assets:
Trademarks	5,000	(5,000)	—	5,000	(5,000)	—
Customer relationships	382,951	(248,391)	134,560	320,161	(222,522)	97,639
Non-compete agreements	10,056	(6,960)	3,096	7,749	(5,563)	2,186
Total identifiable intangible assets	$502,907	$(260,351)	$242,556	$437,810	$(233,085)	$204,725
The Company’s trademarks have renewal terms and the costs to renew these intangible assets are expensed as incurred. The Company’s finite-lived and indefinite-lived trademarks will be renewed in 2028 and 2029, respectively.
The Company’s finite-lived intangible assets amortize over their estimated useful lives. Amortization expense was $25.9 million, $22.2 million, and $30.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.
Estimated amortization expense of the Company’s finite-lived intangible assets for each of the five succeeding years is as follows:

	2026	2027	2028	2029	2030
			(in thousands)
Amortization expense	$26,068	$23,579	$20,874	$18,618	$16,886
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
The Company recorded a liability of $49.7 million and $43.9 million related to these programs at December 31, 2025 and 2024, respectively, of which $18.2 million and $19.9 million were current and included within accrued other on the

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated balance sheets. The non-current portions of the liability were included in other non-current liabilities on the consolidated balance sheets. At December 31, 2025 and 2024, provisions for losses for professional liability risks retained by the Company have been discounted at 3%. If the Company did not discount the provisions for losses for professional liability risks, the aggregate liability for all of the insurance risk programs would be approximately $51.7 million and $45.5 million at December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, the Company recorded insurance proceeds receivable of $1.9 million and $2.1 million, respectively, for liabilities which exceeded its deductibles and self-insured retention limits and are recoverable through its insurance policies. The current portions of the receivable were included in other current assets on the consolidated balance sheets and the non-current portions of the receivable were included in other assets on the consolidated balance sheets.
9.    Long-Term Debt
As of December 31, 2025, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value
	(in thousands)
6.875% senior notes	$650,000	$—	$(10,356)	$639,644
Credit facilities:
Revolving Credit Facility	—	—	—	—
Term Loan	942,875	(839)	(10,789)	931,247
Other debt(1)	3,505	—	—	3,505
Total debt	$1,596,380	$(839)	$(21,145)	$1,574,396
As of December 31, 2025, principal maturities of the Company’s long-term debt and notes payable are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
				(in thousands)
6.875% senior notes	$—	$—	$—	$—	$—	$650,000	$650,000
Credit facilities:
Revolving Credit Facility	—	—	—	—	—	—	—
Term Loan	9,500	9,500	9,500	9,500	9,500	895,375	942,875
Other debt(1)	1,238	505	524	172	162	904	3,505
Total debt	$10,738	$10,005	$10,024	$9,672	$9,662	$1,546,279	$1,596,380
As of December 31, 2024, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value
	(in thousands)
6.875% senior notes	$650,000	$—	$(11,925)	$638,075
Credit facilities:
Revolving Credit Facility	—	—	—	—
Term Loan	847,875	(995)	(11,468)	835,412
Other debt(1)	5,523	—	—	5,523
Total debt	$1,503,398	$(995)	$(23,393)	$1,479,010
____________________________________________
(1)    Other debt is primarily comprised of insurance financing arrangements, promissory notes executed in connection with business combinations, and finance leases.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities
On July 26, 2024, CHSI entered into a senior secured credit agreement (the “Credit Agreement”) that provides for an $850.0 million term loan (the “Term Loan”), and a $400.0 million revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). In March 2025, the Company completed an amendment to the Credit Agreement to increase our Revolving Credit Facility by $50.0 million from $400.0 million to $450.0 million. The interest rate for the Revolving Credit Facility has been reduced from the Term Secured Overnight Financing Rate (“Term SOFR”) plus 2.50% to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including a 25-basis point step down at a net leverage ratio of ≤3.50x. In addition, the amendment to the Credit Agreement also added new debt through an incremental term loan of $102.1 million, which provides an updated Term Loan of $950.0 million. The Term Loan interest rate has been reduced from Term SOFR plus 2.25% down to Term SOFR plus 2.00%, subject to a leverage-based pricing grid including a 25-basis point step down at a net leverage ratio of ≤3.25x.
Borrowings under the Credit Facilities are guaranteed by the Company and substantially all of the Company’s current domestic subsidiaries and will be guaranteed by CHSI’s future domestic subsidiaries and collateralized by substantially all of the Company’s existing and future property and assets and by a pledge of the Company’s capital stock, the capital stock of CHSI’s domestic subsidiaries, and up to 65% of the capital stock of CHSI’s foreign subsidiaries held directly by CHSI or a domestic subsidiary.
Borrowings under the Credit Agreement bear interest at a rate equal to: (i) in the case of the Term Loan, Term SOFR plus a percentage ranging from 1.75% to 2.00%, or Alternate Base Rate plus a percentage ranging from 0.75% to 1.00%, in each case based on CHSI’s leverage ratio; and (ii) in the case of the Revolving Credit Facility, Term SOFR plus a percentage ranging from 1.75% to 2.25%, or Alternate Base Rate plus a percentage ranging from 0.75% to 1.25%, in each case based on CHSI’s leverage ratio, as defined in the Credit Agreement. As of December 31, 2025, the Term Loan borrowings had an interest rate of 5.72%.
The updated Term Loan amortizes in equal quarterly installments in amounts equal to 0.25% of the aggregate original principal amount of the Term Loan commencing on June 30, 2025. The balance of the Term Loan will be payable on July 26, 2031. Similarly, the Revolving Credit Facility will be payable on July 26, 2029.
The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.5 to 1.0. As of December 31, 2025, CHSI’s leverage ratio was 3.4x. Failure to comply with this covenant would result in an event of default under the Revolving Credit Facility and, absent a waiver or an amendment from the revolving lenders, preclude CHSI from making further borrowings under the Revolving Credit Facility and permit the revolving lenders to accelerate all outstanding borrowings under the Revolving Credit Facility. Upon termination of the commitments for the Revolving Credit Facility and acceleration of all outstanding borrowings thereunder, failure to comply with the covenant also would constitute an event of default with respect to the Term Loan.
The Credit Facilities also contain a number of other affirmative and restrictive covenants, including limitations on mergers, consolidations and dissolutions; sales of assets; investments and acquisitions; indebtedness; liens; affiliate transactions; and dividends and restricted payments. The Credit Facilities contain events of default for non-payment of principal and interest when due, cross-default and cross-acceleration provisions and an event of default that would be triggered by a change of control. As of December 31, 2025, the Company was in compliance with all debt covenants.
At December 31, 2025, the Company had $428.0 million of availability under its Revolving Credit Facility after giving effect to $22.0 million of outstanding letters of credit. The Company did not have any outstanding borrowings under its Revolving Credit Facility.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
6.875% Senior Notes
On July 11, 2024, the Company completed a private offering by its wholly owned subsidiary, Concentra Escrow Issuer Corporation (the “Escrow Issuer”), of $650.0 million aggregate principal amount of 6.875% senior notes due July 15, 2032 (the “Senior Notes”). On July 26, 2024, Escrow Issuer merged with and into CHSI, with CHSI continuing as the surviving entity, and CHSI assumed all of the Escrow Issuer’s obligations under the Senior Notes. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and certain of its wholly owned subsidiaries. Interest on the Senior Notes accrues at a rate of 6.875% per annum and is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2025.
At December 31, 2025, the Company had $650.0 million of the Senior Notes outstanding (excluding unamortized premium and debt issuance costs of $10.4 million).
Long-term revolving promissory note with related party
A portion of the net proceeds of the IPO, further discussed in Note 1—“Organization”, was used to repay the long-term revolving promissory note with Select.
10.    Supplemental Disclosures
The following table sets forth the components of other current assets on the consolidated balance sheets:

	December 31,
	2025	2024
	(in thousands)
Prepaid expenses	$22,628	$15,096
Other current assets	20,286	19,593
Other current assets	$42,914	$34,689
The following table sets forth the components of accrued and other liabilities on the consolidated balance sheets:

	December 31,
	2025	2024
	(in thousands)
Accrued payroll	$89,504	$75,657
Accrued vacation	48,860	43,647
Accrued interest	21,404	21,849
Accrued other	60,319	58,396
Income taxes payable	835	2,350
Accrued and other liabilities	$220,922	$201,899

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
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
The fair values of the Company’s derivative instruments are based on quotes from the market makers that derive fair values from market data, and therefore are classified as Level 2.
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
The fair values and the levels within the fair value hierarchy of financial instruments recorded on the consolidated balance sheets were (in thousands):

			December 31, 2025		December 31, 2024
Financial Instrument	Level	Balance Sheet Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivatives designated as hedging instruments			(in thousands)
Swap contracts	Level 2	Current liability	$(1,257)	$(1,257)	$—	$—
Swap contracts	Level 2	Non-current liability	(2,180)	(2,180)	—	—
Total swap contracts			(3,437)	(3,437)	—	—

Collar contracts	Level 2	Current liability	(202)	(202)	—	—
Collar contracts	Level 2	Non-current liability	(771)	(771)	—	—
Total collar contracts			(973)	(973)	—	—
Total fair value			$(4,410)	$(4,410)	$—	$—

6.875% senior notes	Level 2		$639,644	$680,316	$638,075	$660,972
Credit facilities:
Revolving Credit Facility	Level 2		—	—	—	—
Term Loan	Level 2		$931,247	$949,947	$835,412	$853,174
The Company’s other financial instruments, which primarily consist of cash, accounts receivable, and accounts payable approximate fair value because of the short-term maturities of these instruments.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

12.    Revenue
The following table disaggregates the Company’s revenue:

	For the Year Ended December 31,
	2025	2024	2023
		(in thousands)
Occupational health centers:
Workers’ compensation	$1,306,207	$1,156,082	$1,102,313
Employer services	659,541	596,052	594,223
Consumer health	31,302	31,519	31,194
Other occupational health center revenue	8,602	8,752	8,284
Total occupational health center revenue	2,005,652	1,792,405	1,736,014
Onsite health clinics	110,243	64,081	60,181
Other	47,522	43,706	41,886
Total revenue	$2,163,417	$1,900,192	$1,838,081
13.    Stockholders’ Equity
Repurchase of Common Stock
During the year ended December 31, 2025, we repurchased 1.1 million shares of our common stock for $22.4 million. The repurchase of common stock included shares repurchased under the share repurchase program and 114,052 shares of common stock repurchased for $2.4 million related to the shares withheld in connection with the vesting of employee restricted stock awards. Shares repurchased in connection with employee restricted stock awards do not impact the remaining authorization under the share repurchase program.
Share Repurchase Program
On November 5, 2025, the Board of Directors authorized a share repurchase program to repurchase up to $100 million of the Company’s outstanding common stock. The share repurchase program will expire on December 31, 2027, unless extended or terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Board of Directors deems appropriate. The Company will fund the share repurchase program with cash on hand. The authorization of the share repurchase program does not obligate the Company to repurchase any shares.
During the year ended December 31, 2025, the Company repurchased 1.0 million shares of common stock under the share repurchase program for $20.0 million. All shares repurchased were permanently retired. As of December 31, 2025, the Company’s remaining authorization to repurchase shares under the program was $80.0 million.
Dividends
On February 28, 2025, May 6, 2025, August 6, 2025, and November 5, 2025, our Board of Directors declared a cash dividend of $0.0625 per share. On April 1, 2025, May 29, 2025, and August 28, 2025, and December 9, 2025, cash dividends of approximately $8.0 million were paid for each payment date, for a total of $32.1 million paid in 2025.
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.    Stock Compensation
In connection with the IPO, the Company established the 2024 Equity Incentive Plan, which provides for the issuance of various stock-based awards. Under the 2024 Equity Incentive Plan, the Company has issued restricted stock awards. The 2024 Equity Incentive Plan authorized the issuance of 5,925,000 shares of common stock, and as of December 31, 2025 the Company has capacity to issue 2,816,986 stock-based awards. Prior to the IPO, the Company’s equity plans provided for the issuance of various stock-based awards. Under the 2018 equity incentive plan, the Company issued restricted Class C interests (“restricted interests”) and restricted Class C options (“options”) to purchase restricted Class C interests.
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
2024 Equity Incentive Plan
Transactions and other information related to restricted stock awards issued under the 2024 Equity Incentive Plan are as follows:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
	(share amounts in thousands)
Unvested balance, December 31, 2023	—	$—
Granted	1,478	23.09
Unvested balance, December 31, 2024	1,478	$23.09
Granted	1,633	19.44
Vested	(398)	23.06
Forfeited	(4)	22.38
Unvested balance, December 31, 2025	2,709	$20.89
During the year ended December 31, 2025 and 2024, the Company recognized stock compensation expense of $10.5 million and $0.9 million, respectively, for its restricted stock awards.
Unrecognized stock compensation expense associated with the restricted stock awards at December 31, 2025 was $54.4 million, which will be recognized over a weighted-average period of approximately two years.
Restricted Interests
Transactions and other information related to restricted interests are as follows:

	Class C Restricted Interests	Weighted Average Grant Date Fair Value
	(units in thousands)
Unvested balance, December 31, 2022	248	$2.66
Vested	(248)	2.66
Unvested balance, December 31, 2023	—	$—
The total fair value of Class C restricted interests vested was $0.7 million for the year ended December 31, 2023.
During the year ended December 31, 2023, the Company recognized stock compensation expense of $0.1 million for the Class C restricted interests.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Options
Transactions and other information related to options are as follows:

	Class C Restricted Options	Weighted Average Grant Date Fair Value
	(units in thousands)
Outstanding, December 31, 2022	1,256	$1.18
Exercised	(1,256)	1.18
Outstanding, December 31, 2023	—	$—
The Class C options exercised during the year ended December 31, 2023 had a weighted average exercise price of $2.66 and an intrinsic value of $6.3 million.
The Company did not grant any Class C options during the years ended December 31, 2025, 2024, and 2023.
For the year ended December 31, 2023, the Company recognized stock compensation expense of $0.1 million for the Class C options.
The Company’s 2018 equity award plan provides for award holders to forfeit a portion of their vested option awards to satisfy income tax and exercise price obligations when exercised. The units forfeited are reflected as a repurchase of member interests on the consolidated statement of changes in equity.
The following table sets forth the number of forfeited and cancelled options:

For the Year Ended December 31,
2023
(units in thousands)
Class C options - forfeited and cancelled	691
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
15.    Earnings per Share
As of December 31, 2025 and 2024 the Company’s capital structure consists of common stock and unvested restricted stock. To calculate earnings per share (“EPS”) for the years ended December 31, 2025 and 2024 the Company applied the two-class method because its unvested restricted shares were participating securities.
As of December 31, 2023, the Company’s capital structure included Class A, B, and C units outstanding. To calculate EPS for the year ended December 31, 2023, the Company applied the two-class method because its unvested restricted interests and outstanding options were participating securities.
The following table sets forth the net income attributable to the Company, its shares/units outstanding, and its participating shares/units outstanding:

	For the Year Ended December 31,
	2025	2024	2023
		(in thousands)
Net income	$172,849	$171,897	$184,743
Less: net income attributable to non-controlling interests	6,434	5,354	4,796
Net income attributable to the Company	166,415	166,543	179,947
Less: distributed and undistributed income attributable to participating securities	2,244	211	316
Distributed and undistributed income attributable to common shares	$164,171	$166,332	$179,631
The following tables set forth the computation of EPS under the two-class method:

	For the Year Ended December 31, 2025
	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$164,171	126,566	$1.30
Participating securities	2,244	1,730	$1.30
Total Company	$166,415	128,296	$1.30

	For the Year Ended December 31, 2024
	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$166,332	114,058	$1.46
Participating securities	211	145	$1.46
Total Company	$166,543	114,203	$1.46

	For the Year Ended December 31, 2023
	Net Income Allocation	Shares(1)(2)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Outstanding Class A, Class B, and Class C units	$179,631	104,008	$1.73
Participating securities	316	183	$1.73
Total Company	$179,947	104,191	$1.73
____________________________________________
(1)    Represents the weighted average share/unit count outstanding during the period.
(2)    The recapitalization of members units into common shares has been treated as such for earnings per share purposes and has been reflected retrospectively for all periods, along with the one-for-4.295 reverse stock split, as described in Note 1—“Organization and Significant Accounting Policies”.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.    Relationship with Select
On November 25, 2024, the Company became fully independent upon the completion of the Distribution and Select ceased to be a related party on that date. The Company continues to have material agreements with Select, including a separation agreement, a transition services agreement, a tax matters agreement, and an employee matters agreement.
Shared Services Agreement and Transition Services Agreement
The Company pays a fee to Select for the shared support functions provided on a centralized basis by Select and its affiliates. Prior to the IPO, the shared services fee was governed by a shared services agreement between the Company and Select which was reassessed and adjusted annually. The transition services agreement, which became effective concurrent with the IPO, now provides the framework for the services provided by Select and the applicable fee for such services. Transition services agreement fees were $12.1 million for the year ended December 31, 2025, transition services agreement fees and shared service fees from Select were $15.2 million for the year ended December 31, 2024, and shared service fees from Select were $14.6 million for the year ended December 31, 2023.
17.    Income Taxes
The Company files separate, de-consolidated US federal income tax returns beginning on the spin-off date. For tax years ended November 25, 2024 and December 31, 2023, the Company joined Select in the filing of various consolidated federal, state, and local income tax returns, and is party to an income tax allocation agreement (the “Tax Sharing Agreement”). Under the Tax Sharing Agreement, the Company pays to or receives from Select the amount, if any, by which Select’s income tax liability is affected by virtue of inclusion of the Company in the consolidated tax returns of Select. Adjustments were made for the periods presented in the consolidated financial statements, to reflect the separate return method as if the Company filed income tax returns on a standalone basis.
The Company accounts for income taxes in accordance with ASC 740, Income Taxes, or “ASC 740” and has applied ASU 2023-09 on a prospective basis.
The following table outlines the components of the Company’s income tax expense from continuing operations for the periods presented:

For the Year Ended December 31,
2025
(in thousands)
Current income tax expense:
Federal	$34,270
State and local	8,752
Total current income tax expense	43,022
Deferred income tax expense (benefit)
Federal	10,340
State and local	(2,384)
Total deferred income tax expense	7,956
Total income tax expense	$50,978

	For the Year Ended December 31,
	2024	2023
	(in thousands)
Current income tax expense:
Federal	$49,676	$50,911
State and local	14,135	13,262
Total current income tax expense	63,811	64,173
Deferred income tax benefit	(4,315)	(6,286)
Total income tax expense	$59,496	$57,887

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Reconciliations of the federal statutory income tax rate to the effective income tax rate are as follows:

	For the Year Ended December 31,
	2025
	Amount	Rate
Federal income tax at statutory rate	$47,004	21.0%
State and local income taxes, less federal income tax benefit(1)	4,533	2.0
Tax credits	(1,854)	(0.8)
Nontaxable or nondeductible items
Limitation on officer’s compensation	1,822	0.8
Stock based compensation	169	0.1
Other permanent differences	702	0.3
Non-controlling interest	(1,351)	(0.6)
Other	(47)	(0.0)
Effective income tax rate	$50,978	22.8%
____________________________________________
(1)    State taxes in California and New Jersey made up the majority (greater than 50%) of the tax effect in this category.

	For the Year Ended December 31,
	2024	2023
Federal income tax at statutory rate	21.0%	21.0%
State and local income taxes, less federal income tax benefit	4.6	4.2
Permanent differences	0.7	0.3
Deferred income taxes — state income tax rate adjustment	0.0	(0.3)
Revision to prior years’ estimated taxes	0.3	0.4
Stock-based compensation	(0.0)	(0.5)
Non-controlling interest	(0.6)	(0.5)
Other	(0.3)	(0.7)
Effective income tax rate	25.7%	23.9%
The following table outlines the income taxes paid by the Company:

For the Year Ended December 31,
2025
(in thousands)
Federal	$34,788
State	11,122
Total	$45,910

Income taxes paid (net of refunds) exceeded 5% of total income taxes paid (net of refunds) in the following jurisdictions:

For the Year Ended December 31
2025
(in thousands)
State
California	$5,077

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The Company’s deferred tax assets and liabilities are as follows:

	December 31,
	2025	2024
	(in thousands)
Deferred tax assets
Implicit discounts and adjustments	$12,447	$10,970
Compensation and benefit-related accruals	21,420	21,017
Professional malpractice liability insurance	7,135	6,872
Federal and state net operating loss and state tax credit carryforwards	7,398	3,602
Interest limitation carryforward	1,964	2,153
Stock awards	522	142
Operating lease liabilities	127,878	123,301
Research and experimental expenditures	829	9,048
Other	2,873	3,206
Deferred tax assets	182,466	180,311
Valuation allowance	(2,693)	(2,618)
Deferred tax assets, net of valuation allowance	$179,773	$177,693
Deferred tax liabilities
Depreciation and amortization	$(81,738)	$(80,947)
Operating lease right-of-use assets	(116,949)	(113,491)
Other	(5,872)	(4,223)
Deferred tax liabilities	(204,559)	(198,661)
Deferred tax liabilities, net of deferred tax assets	$(24,786)	$(20,968)
The Company’s deferred tax assets and liabilities are included in the consolidated balance sheet captions as follows:

	December 31,
	2025	2024
	(in thousands)
Non-current deferred tax asset	$24,120	$4,412
Non-current deferred tax liability	(48,906)	(25,380)
Net deferred tax liability	$(24,786)	$(20,968)
For the years ended December 31, 2025 and 2024, the Company recorded net valuation allowance increase of $0.1 million and decrease of $0.3 million, respectively. The changes resulted from net changes in state net operating losses.
At December 31, 2025 and 2024, the Company’s net deferred tax liabilities of approximately $24.8 million and $21.0 million, respectively, consist of items which have been recognized for tax reporting purposes, but which will increase tax on returns to be filed in the future. The Company has performed an assessment of positive and negative evidence regarding the realization of the net deferred tax assets. This assessment included a review of legal entities with three years of cumulative losses, estimates of projected future taxable income, the effect on future taxable income resulting from the reversal of existing deferred tax liabilities in future periods, and the impact of tax planning strategies that management would and could implement in order to keep deferred tax assets from expiring unused. Although realization is not assured, based on the Company’s assessment, it has concluded that it is more likely than not that such assets, net of the determined valuation allowance, will be realized.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
The total state net operating losses are approximately $55.5 million. The Company has U.S. federal net operating loss carryforwards of $20.1 million with indefinite carryforward.
State net operating loss carryforwards expire and are subject to valuation allowances as follows:

	State Net Operating Losses	Gross Valuation Allowance
	(in thousands)
2026	$1,262	$707
2027	831	541
2028	220	220
2029	983	672
Thereafter through 2045	52,189	43,707
Total	$55,485	$45,847
18.     Commitments and Contingencies
Construction Commitments
At December 31, 2025, the Company had outstanding commitments under construction contracts related to new construction, improvements, and renovations totaling approximately $6.2 million.
Litigation
From time to time, the Company is a party to various legal actions, proceedings, and claims, and regulatory and other governmental audits and investigations in the ordinary course of its business, including, but not limited to, legal actions and claims alleging professional malpractice, general liability for property damage, personal and bodily injury, violations of federal and state employment laws, often in the form of wage and hour class action lawsuits, and liability for data breaches. Many of these actions involve large claims and significant defense costs and sometimes, as in the case of wage and hour class actions, are not covered by insurance. The Company cannot predict the ultimate outcome of pending litigation, proceedings, and regulatory and other governmental audits and investigations. These matters could potentially subject the Company to sanctions, damages, recoupments, fines, and other penalties.
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through several different programs that are dependent upon such factors as the state where the Company is operating. The Company currently maintains insurance coverage under a combination of policies with an annual per claim limit of $29.0 million and an annual aggregate limit of $30.0 million for professional malpractice liability insurance and general liability insurance. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. In addition, the Company purchases additional primary care limits in certain patient compensation fund states, including Indiana, Kansas, Louisiana, Nebraska, Pennsylvania and Wisconsin. The Company also maintains additional types of liability insurance covering claims that, due to their nature or amount, are not covered by or not fully covered by the applicable professional malpractice and general liability insurance policies, including workers compensation, property and casualty, directors and officers, cyber liability, and employment practices liability insurance coverages. Our insurance policies generally are silent with respect to punitive damages, so coverage is available to the extent insurable under the law of any applicable jurisdiction. Coverage under our insurance policies is also subject to various deductibles and policy limits. The Company reviews its insurance program annually and may adjust the amount of insurance coverage and self-insured retentions in future years. Significant legal actions, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities.
California Whistleblower Matter. On November 10, 2025, by order of the Superior Court of California for Santa Clara County, a qui tam lawsuit against the Company under the California Insurance Fraud Prevention Act (“CIFPA”) was unsealed after the California Department of Insurance declined to intervene. The complaint alleges that certain physical therapy referral guidelines resulted in the Company submitting false and fraudulent claims for reimbursement to private insurance companies and some public insurance entities. The complaint further claims that the Company retaliated against the relator by terminating his employment for having engaged in protected activity. At this time, the Company is unable to predict the timing and outcome of this matter.

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

19.    Segment Information
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

	For the Year Ended December 31,
	2025	2024	2023
		(in thousands)
Revenue	$2,163,417	$1,900,192	$1,838,081

Expenses:(1)
Personnel expenses	1,228,967	1,086,886	1,048,463
Facility expenses	204,316	180,996	173,375
Other expenses	298,271	255,454	254,909
Total segment expenses	1,731,554	1,523,336	1,476,747
Segment Adjusted EBITDA	$431,863	$376,856	$361,334

Total assets	$2,858,388	$2,521,164	$2,333,560
Purchases of property and equipment	$82,335	$64,327	$64,958
Depreciation and amortization	$75,817	$67,178	$73,051
____________________________________________
(1)        Includes transition services agreement fees of $12.1 million for the year ended December 31, 2025, shared service fees from Select and transition services agreement fees of $15.2 million for the year ended December 31, 2024, and shared service fees from Select of $14.6 million for the year ended December 31, 2023. See Note 16—“Relationship with Select”, for additional information.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Segment Adjusted EBITDA is calculated as net income before, interest, income taxes, depreciation and amortization, stock compensation expense, acquisition related costs, gains or losses on early retirement of debt, separation transaction costs, and equity in earnings or losses of unconsolidated subsidiaries.
The following table reconciles Segment Adjusted EBITDA to income before income taxes for the periods indicated.

	For the Year Ended December 31,
	2025	2024	2023
		(unaudited)
		(in thousands)
Segment Adjusted EBITDA	$431,863	$376,856	$361,334
Interest expense	(109,290)	(47,714)	(221)
Interest expense on related party debt	—	(21,980)	(44,253)
Loss on early retirement of debt	(875)	—	—
Equity in losses of unconsolidated subsidiaries	—	(3,676)	(526)
Other expense	—	—	(2)
Stock compensation expense	(10,490)	(2,327)	(651)
Depreciation and amortization	(75,817)	(67,178)	(73,051)
Separation transaction costs(1)	(4,093)	(1,693)	—
Nova and Pivot Onsite Innovations acquisition costs	(7,471)	(895)	—
Income before income taxes	$223,827	$231,393	$242,630
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
20.    Derivative Instruments
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
Cash Flow Hedge Coverage
The Company has entered into interest rate swap and collar agreements designated as cash flow hedges. These agreements are used to manage interest rate risk associated with a portion of the Company’s floating-rate debt for periods through February 2028.
Deferred Hedging Gains and Losses on Cash Flow Hedges
Based on our valuation at December 31, 2025 and assuming market rates remain constant through contract maturities, we expect transfers to earnings of the existing gains or losses reported in accumulated other comprehensive income on interest rate cash flow hedges during the next 12 months to correspond to the current assets and liabilities portion of the derivative as disclosed in Note 11—“Fair Value of Financial Instruments”.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Impact on the Statements of Comprehensive Income
The following table presents the pre-tax amounts of derivative gains or losses deferred into accumulated other comprehensive income and the income statement line item that will be affected when reclassified to earnings (in thousands):

		Year Ended December 31, 2025
Accumulated Other Comprehensive Income Component (OCI)	Location of Losses When Reclassified to Net Income/(Loss)	Gains/(Losses) Recognized in OCI Related to Derivatives Designated as Hedging Instruments
Cash flow hedges:
Swap contracts	Interest expense	$(3,437)
Collar contracts	Interest expense	(973)
Total losses recognized in statements of comprehensive income		$(4,410)
Derivative Impact on the Statements of Income
The following tables present the pre-tax amounts of derivative gains or (losses) recorded to earnings and the affected income statement line items (in thousands):

Year Ended December 31, 2025
Interest Expense
Total amounts presented in the consolidated statements of income in which the following effects were recorded

Gains/(losses) related to derivatives designated as hedging instruments:
Cash flow hedges(1):
Swap contracts	$1,019
Collar contracts(2)	—
Total gains recognized in statements of income	$1,019
____________________________________________
(1)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income to earnings.
(2)    As of the reporting date, the 1-month Term SOFR remains within the specified cap strike and floor strike bands. Consequently, there are no payments required to be exchanged under this agreement.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

21.    Accumulated Other Comprehensive Income
The components of, and changes in, accumulated other comprehensive income, net of tax, were as follows (in thousands):

Net Cash Flow Hedge Adjustments
Balance as of December 31, 2024	$—
Net deferred (losses)/gains on cash flow hedges	(4,117)
Net deferred gains/(losses) on cash flow hedges reclassified to net income	765
Balance as of December 31, 2025	$(3,352)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income were as follows (in thousands):

	Year Ended December 31, 2025
	Before Tax Amount	Tax	Net of Tax Amount
Net deferred (losses)/gains on cash flow hedges	$(5,429)	$1,312	$(4,117)
Net deferred gains/(losses) on cash flow hedges reclassified to net income	$1,019	$(254)	$765
The amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

		Year Ended December 31, 2025
Accumulated Other Comprehensive Income (OCI) Component	Affected Line Item in the Statements of Income	Reclassified from Accumulated OCI to Earnings
Gains/(losses) on cash flow hedges:
Swap contract	Interest expense	$1,019
Collar contract(1)	Interest expense	—
Gains/(losses) on hedges before income taxes		$1,019
Income tax expense		(254)
Gains on hedges		$765
____________________________________________
(1)    As of the reporting date, the 1-month Term SOFR remains within the specified cap strike and floor strike bands. Consequently, no amounts have been reclassified from OCI to earnings.
22.     Subsequent Events
On February 25, 2026, the Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about March 19, 2026, to stockholders of record as of the close of business on March 12, 2026.