Form 10-Q
period 2026-03-31
Concentra Group Holdings Parent, Inc.
filed 2026-05-07
CIK 2014596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of April 30, 2026, Concentra Group Holdings Parent, Inc. had outstanding 127,961,780 shares of common stock.
Unless the context indicates otherwise, any reference in this report to “Concentra” refers to Concentra Group Holdings Parent, Inc. and its subsidiaries. References to the “Company,” “we,” “us,” and “our” refer collectively to Concentra.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value and share data)

	March 31, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$61,699	$79,899
Accounts receivable	296,508	257,900
Prepaid income taxes	1,247	2,385
Other current assets	44,760	42,914
Total current assets	404,214	383,098
Operating lease right-of-use assets	500,645	483,652
Property and equipment, net	223,895	225,309
Goodwill	1,480,116	1,479,192
Other identifiable intangible assets, net	238,951	242,556
Non-current deferred tax asset	21,508	24,120
Other assets	20,431	20,461
Total assets	$2,889,760	$2,858,388
LIABILITIES AND EQUITY
Current liabilities:
Current operating lease liabilities	$85,252	$84,582
Current portion of long-term debt and notes payable	13,664	10,738
Accounts payable	31,737	21,005
Accrued and other liabilities	190,222	220,922
Total current liabilities	320,875	337,247
Non-current operating lease liabilities	461,232	443,642
Long-term debt, net of current portion	1,562,483	1,563,658
Non-current deferred tax liability	47,742	48,906
Other non-current liabilities	43,458	44,506
Total liabilities	2,435,790	2,437,959
Commitments and contingencies (Note 13)
Redeemable non-controlling interests	21,762	19,404
Stockholders’ equity:
Common stock, $0.01 par value, 700,000,000 shares authorized, 127,961,780 and 128,633,374 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,280	1,286
Capital in excess of par	237,896	248,899
Retained earnings	186,845	146,448
Accumulated other comprehensive loss	(1,308)	(3,352)
Total stockholders’ equity	424,713	393,281
Non-controlling interests	7,495	7,744
Total equity	432,208	401,025
Total liabilities and equity	$2,889,760	$2,858,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenue	$569,555	$500,752
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	399,086	357,101
General and administrative, exclusive of depreciation and amortization(1)	55,280	46,713
Depreciation and amortization	19,648	16,619
Total costs and expenses	474,014	420,433
Other operating income	69	—
Income from operations	95,610	80,319
Other income and expense:
Loss on early retirement of debt	—	(875)
Interest expense	(26,003)	(25,548)
Income before income taxes	69,607	53,896
Income tax expense	17,315	13,254
Net income	52,292	40,642
Less: net income attributable to non-controlling interests	1,804	1,731
Net income attributable to the Company	$50,488	$38,911
Earnings per common share (Note 11):
Basic and diluted	$0.39	$0.30
_________________________________________
(1)        Includes transition services agreement fees of $1.6 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively. See Note 12—“Relationship with Select”, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Net income	$52,292	$40,642
Other comprehensive income (loss), net of tax:
Gain (loss) on derivatives	2,125	(1,808)
Reclassification adjustment for (losses) gains included in net income	(81)	86
Net change, net of tax (expense) benefit of $(633) and $574 for the three months ended March 31, 2026 and 2025, respectively	2,044	(1,722)
Comprehensive income	54,336	38,920
Less: comprehensive income attributable to non-controlling interests	1,804	1,731
Comprehensive income attributable to the Company	$52,532	$37,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended March 31, 2026
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	128,633	$1,286	$248,899	$146,448	$(3,352)	$393,281	$7,744	$401,025
Net income attributable to the Company				50,488		50,488		50,488
Net income attributable to non-controlling interests						—	272	272
Cash dividends declared for common stockholders ($0.0625 per share)				(8,017)		(8,017)		(8,017)
Issuance of restricted stock	4					—		—
Forfeiture of unvested restricted stock	(14)					—		—
Stock compensation expense			4,135			4,135		4,135
Repurchase of common shares	(661)	(6)	(15,138)			(15,144)		(15,144)
Distributions to non-controlling interests						—	(521)	(521)
Redemption value adjustment on non-controlling interests				(2,074)		(2,074)		(2,074)
Other comprehensive income					2,044	2,044		2,044
Balance at March 31, 2026	127,962	$1,280	$237,896	$186,845	$(1,308)	$424,713	$7,495	$432,208

	For the Three Months Ended March 31, 2025
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	128,126	$1,281	$260,837	$13,553	$—	$275,671	$5,040	$280,711
Net income attributable to the Company				38,911		38,911		38,911
Net income attributable to non-controlling interests						—	293	293
Cash dividends declared for common stockholders ($0.0625 per share)				(8,010)		(8,010)		(8,010)
Issuance of restricted stock	46	1	(1)			—		—
Stock compensation expense			2,269			2,269		2,269
Other comprehensive loss					(1,722)	(1,722)		(1,722)
Balance at March 31, 2025	128,172	$1,282	$263,105	$44,454	$(1,722)	$307,119	$5,333	$312,452
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Three Months Ended March 31,
	2026	2025
Operating activities
Net income	$52,292	$40,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,648	16,619
Loss on early retirement of debt	—	51
Stock compensation expense	4,135	2,269
Amortization of debt discount and issuance costs	1,028	976
Deferred income taxes	815	(1,028)
Other	16	10
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(38,626)	(21,145)
Other current assets	(1,785)	(2,753)
Other assets	1,405	902
Accounts payable and accrued liabilities	(17,909)	(24,844)
Net cash provided by operating activities	21,019	11,699
Investing activities
Business combinations, net of cash acquired	(3,760)	(279,018)
Purchases of property and equipment	(11,088)	(15,732)
Proceeds from sale of assets	2	1
Net cash used in investing activities	(14,846)	(294,749)
Financing activities
Borrowings on revolving facilities	—	50,000
Proceeds from term loans, net of issuance costs	—	948,848
Payments on term loans	(2,375)	(847,875)
Borrowings of other debt	4,912	6,468
Principal payments on other debt	(2,128)	(4,695)
Dividends paid to common stockholders	(8,017)	—
Repurchase of common shares	(14,996)	—
Distributions to non-controlling interests	(1,769)	(842)
Net cash (used in) provided by financing activities	(24,373)	151,904
Net decrease in cash	(18,200)	(131,146)
Cash at beginning of period	79,899	183,255
Cash at end of period	$61,699	$52,109
Supplemental information
Cash paid for interest	$36,670	$38,137
Cash refund received for taxes	$(781)	$(48)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
Concentra Group Holdings Parent, Inc., a Delaware corporation, conducts substantially all of its business through Concentra Health Services, Inc., a wholly owned subsidiary of Concentra (“CHSI”), and CHSI’s subsidiaries. As the context may require, the “Company,” “we,”, “us”, “our” or similar words in this report refer collectively to Concentra.
The Company is the largest provider of occupational health services in the United States by number of locations. As of March 31, 2026, we operated 632 stand-alone occupational health centers in 41 states and 411 onsite health clinics at employer worksites in 45 states. The Company provides a diverse and comprehensive array of occupational health services, including workers’ compensation and employer services, and consumer health services.
2.    Accounting Policies
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements of the Company as of March 31, 2026, and for the three months ended March 31, 2026 and 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, certain information and disclosures required by U.S. GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.
The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2026. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.
The condensed consolidated financial statements include the assets, liabilities, revenue, and expenses based on our legal entity structure as well as direct and indirect costs that are attributable to our operations. Indirect costs are the costs of support functions that are partially provided on a centralized basis by Select Medical Corporation (“Select”) and its affiliates, which include finance, human resources, benefits administration, information technology, legal, corporate governance and other professional services. The support services provided by Select have been billed to the Company pursuant to a transition services agreement, as further described in Note 12—“Relationship with Select”.
The condensed consolidated financial statements include the accounts of the Company and the subsidiaries and variable interest entities in which the Company has a controlling financial interest. All intercompany balances and transactions within the Company are eliminated in consolidation. Transactions between the Company and Select have been included in these condensed consolidated financial statements. The transactions with Select are settled in cash and are reflected within the condensed consolidated statement of cash flows as an operating or financing activity determined by the nature of the transaction.
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
3.    Redeemable Non-Controlling Interests
The Company’s redeemable non-controlling interests are comprised of membership interests held by equity holders other than the Company in five less than wholly-owned subsidiaries. These interests are subject to redemption rights. The changes in redeemable non-controlling interests are as follows:

	2026	2025
	(in thousands)
Balance as of January 1	$19,404	$18,013
Net income attributable to redeemable non-controlling interests	1,532	1,438
Distributions to redeemable non-controlling interests	(1,248)	(842)
Redemption value adjustment on redeemable non-controlling interests	2,074	—
Balance as of March 31	$21,762	$18,609
4.    Variable Interest Entities
As of March 31, 2026, and December 31, 2025, the total assets of the Company’s variable interest entities were $294.8 million and $261.9 million, respectively, and were principally comprised of accounts receivable. As of March 31, 2026, and December 31, 2025, the total liabilities of the Company’s variable interest entities were $65.3 million and $70.1 million, respectively, and were principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $217.2 million and $180.1 million as of March 31, 2026, and December 31, 2025, respectively. These intercompany balances are eliminated in consolidation.
5.    Leases
The Company’s total lease cost is as follows:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Operating lease cost	$29,609	$27,317
Finance lease cost:
Amortization of right-of-use assets	53	58
Interest on lease liabilities	40	(2)
Variable lease cost	6,369	5,615
Total lease cost	$36,071	$32,988

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
6.     Long-Term Debt
As of March 31, 2026, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value
	(in thousands)
6.875% senior notes	$650,000	$—	$(9,963)	$640,037
Credit facilities:
Revolving Credit Facility	—	—	—	—
Term Loan	940,500	(801)	(10,309)	929,390
Other debt(1)	6,720	—	—	6,720
Total debt	$1,597,220	$(801)	$(20,272)	$1,576,147
As of March 31, 2026, principal maturities of the Company’s long-term debt and notes payable are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
	(in thousands)
6.875% senior notes	$—	$—	$—	$—	$—	$650,000	$650,000
Credit facilities:
Revolving Credit Facility	—	—	—	—	—	—	—
Term Loan	7,125	9,500	9,500	9,500	9,500	895,375	940,500
Other debt(1)	4,094	608	634	287	194	903	6,720
Total debt	$11,219	$10,108	$10,134	$9,787	$9,694	$1,546,278	$1,597,220
As of December 31, 2025, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value
	(in thousands)
6.875% senior notes	$650,000	$—	$(10,356)	$639,644
Credit facilities:
Revolving Credit Facility	—	—	—	—
Term Loan	942,875	(839)	(10,789)	931,247
Other debt(1)	3,505	—	—	3,505
Total debt	$1,596,380	$(839)	$(21,145)	$1,574,396
_________________________________________
(1)        Other debt is primarily comprised of insurance financing arrangements, promissory notes executed in connection with business combinations, and finance leases.
Credit Facilities
On July 26, 2024, CHSI entered into a senior secured credit agreement (the “Credit Agreement”) that initially provided for an $850.0 million term loan (the “Term Loan”), and a $400.0 million revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). In March 2025, the Company completed an amendment to the Credit Agreement to increase our Revolving Credit Facility by $50.0 million from $400.0 million to $450.0 million. In addition, the amendment to the Credit Agreement also added new debt through an incremental term loan of $102.1 million, which provides an updated Term Loan of $950.0 million.
At March 31, 2026, the Company had $434.2 million of availability under its Revolving Credit Facility, after giving effect to $15.8 million of outstanding letters of credit. At March 31, 2026, the Company did not have any outstanding borrowings under its Revolving Credit Facility.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.5 to 1.0. As of March 31, 2026, CHSI’s leverage ratio was 3.4x.
6.875% Senior Notes
On July 11, 2024, the Company completed a private offering by its wholly owned subsidiary, Concentra Escrow Issuer Corporation (the “Escrow Issuer”), of $650.0 million aggregate principal amount of 6.875% senior notes due July 15, 2032 (the “Senior Notes”). On July 26, 2024, Escrow Issuer merged with and into CHSI, with CHSI continuing as the surviving entity, and CHSI assumed Escrow Issuer’s obligations under the Senior Notes. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and certain of its wholly owned subsidiaries. Interest on the Senior Notes accrues at a rate of 6.875% per annum and is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2025.
At March 31, 2026, the Company had $650.0 million of the Senior Notes outstanding (excluding unamortized premium and debt issuance costs of $10.0 million).
7.    Supplemental Disclosures
The following table sets forth the components of other current assets on the condensed consolidated balance sheets:

	March 31, 2026	December 31, 2025
	(in thousands)
Prepaid expenses	$26,432	$22,628
Other current assets	18,328	20,286
Other current assets	$44,760	$42,914
The following table sets forth the components of accrued and other liabilities on the condensed consolidated balance sheets:

	March 31, 2026	December 31, 2025
	(in thousands)
Accrued payroll	$49,306	$89,504
Accrued vacation	49,910	48,860
Accrued interest	9,825	21,404
Accrued other	64,669	60,319
Income taxes payable	16,512	835
Accrued and other liabilities	$190,222	$220,922
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
We did not have any Level 3 financial assets or liabilities in any period presented.
The fair values and the levels within the fair value hierarchy of financial instruments recorded on the condensed consolidated balance sheets were:

			March 31, 2026		December 31, 2025
Financial Instrument	Level	Balance Sheet Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivatives designated as hedging instruments			(in thousands)
Swap contracts	Level 2	Current liability	$(463)	$(463)	$(1,257)	$(1,257)
Swap contracts	Level 2	Non-current liability	(744)	(744)	(2,180)	(2,180)
Total swap contracts			(1,207)	(1,207)	(3,437)	(3,437)

Collar contracts	Level 2	Current liability	(153)	(153)	(202)	(202)
Collar contracts	Level 2	Non-current liability	(373)	(373)	(771)	(771)
Total collar contracts			(526)	(526)	(973)	(973)
Total fair value			$(1,733)	$(1,733)	$(4,410)	$(4,410)

6.875% senior notes	Level 2		$640,037	$672,042	$639,644	$680,316
Credit facilities:
Revolving Credit Facility	Level 2		—	—	—	—
Term Loan	Level 2		$929,390	$942,851	$931,247	$949,947
The Company’s other financial instruments, which primarily consist of cash, accounts receivable, and accounts payable, approximate fair value because of the short-term maturities of these instruments.
9.    Revenue
The following table disaggregates the Company’s revenue:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Occupational health centers:
Workers’ compensation	$337,679	$302,107
Employer services	172,368	160,140
Consumer health	7,830	8,611
Other occupational health center revenue	2,024	2,064
Total occupational health center revenue	519,901	472,922
Onsite health clinics	37,196	16,550
Other	12,458	11,280
Total revenue	$569,555	$500,752

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
10.    Stockholders’ Equity
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
During the three months ended March 31, 2026, the Company repurchased 0.7 million shares of common stock under the share repurchase program for $15.0 million, excluding commissions paid and excise taxes. All shares repurchased were permanently retired. As of March 31, 2026, the Company’s remaining authorization to repurchase shares under the program was $65.0 million.
Dividend
On February 25, 2026, the Board of Directors declared a cash dividend of $0.0625 per share. On March 19, 2026, a cash dividend of approximately $8.0 million was paid.
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
11.    Earnings per Share
As of March 31, 2026 and 2025, the Company’s capital structure consists of common stock and unvested restricted stock. To calculate earnings per share (“EPS”) for the three months ended March 31, 2026 and 2025, the Company applied the two-class method because its unvested restricted shares were participating securities.
The following table sets forth the net income attributable to the Company, its shares, and its participating shares:

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net income	$52,292	$40,642
Less: net income attributable to non-controlling interests	1,804	1,731
Net income attributable to the Company	50,488	38,911
Less: distributed and undistributed net income attributable to participating securities	1,065	455
Distributed and undistributed net income attributable to common shares	$49,423	$38,456
The following table sets forth the computation of EPS under the two-class method:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$49,423	125,781	$0.39	$38,456	126,647	$0.30
Participating securities	1,065	2,710	$0.39	455	1,500	$0.30
Total Company	$50,488	128,491	$0.39	$38,911	128,147	$0.30
_________________________________________
(1)    Represents the weighted average shares outstanding during the period.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
12.    Relationship with Select
Following the initial public offering (“IPO”) in July 2024, the Company operated as a controlled subsidiary of Select until Select made a special stock distribution of 104,093,503 shares of the Company’s common stock to Select’s stockholders (the “Distribution”) on November 25, 2024. Concentra became a fully independent company upon the completion of the Distribution and Select ceased to be a controlling stockholder of Concentra on that date. The Company continues to have material agreements with Select, including a separation agreement, a transition services agreement, a tax matters agreement, and an employee matters agreement.
Transition Services Agreement
The Company pays a fee to Select for the shared support functions provided on a centralized basis by Select and its affiliates, pursuant to the transition services agreement. The transition services agreement, which became effective concurrent with the IPO, provides the framework for the services provided by Select and the applicable fee for such services. Transition services agreement fees were $1.6 million and $3.7 million for the three months ended March 31, 2026 and 2025, respectively.
13.    Commitments and Contingencies
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
To address claims arising out of the Company’s operations, the Company maintains professional malpractice liability insurance and general liability insurance coverages through several different programs that are dependent upon such factors as the state where the Company is operating. The Company currently maintains insurance coverage under a combination of policies with an annual per claim limit of $29.0 million and an annual aggregate limit of $30.0 million for professional malpractice liability insurance and general liability insurance. The Company’s insurance for the professional liability coverage is written on a “claims-made” basis, and its commercial general liability coverage is maintained on an “occurrence” basis. These coverages apply after a self-insured retention limit is exceeded. In addition, the Company purchases additional primary care limits in certain patient compensation fund states, including Indiana, Kansas, Louisiana, Nebraska, Pennsylvania and Wisconsin. The Company also maintains additional types of liability insurance covering claims that, due to their nature or amount, are not covered by or not fully covered by the applicable professional malpractice and general liability insurance policies, including workers compensation, property and casualty, directors and officers, cyber liability, and employment practices liability insurance coverages. Our insurance policies generally are silent with respect to punitive damages, so coverage is available to the extent insurable under the law of any applicable jurisdiction. Coverage under our insurance policies is also subject to various deductibles and policy limits. The Company reviews its insurance program annually and may adjust the amount of insurance coverage and self-insured retentions in future years. Significant legal action, as well as the cost and possible lack of available insurance, could subject the Company to substantial uninsured liabilities.
California Whistleblower Matter. On November 10, 2025, by order of the Superior Court of California for Santa Clara County, a qui tam lawsuit against the Company under the California Insurance Fraud Prevention Act was unsealed after the California Department of Insurance declined to intervene. The complaint alleges that certain physical therapy referral guidelines resulted in the Company submitting false and fraudulent claims for reimbursement to private insurance companies and some public insurance entities. The complaint further claims that the Company retaliated against the relator by terminating his employment for having engaged in protected activity. At this time, the Company is unable to predict the timing and outcome of this matter.
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
Physical Therapy Billing. In 2021, Select, the former parent of the Company, received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating Select in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to Select’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from Select. Although the DOJ’s initial requests involved Select’s outpatient therapy clinics, in 2022 and 2023, the DOJ sought and the Company produced additional data and documents relating to the physical therapy services furnished by the Company and has subsequently made employees available for interviews. In May 2024, by order of the U.S. District Court for the Middle District of Florida, a qui tam lawsuit that is related to the DOJ’s investigation was unsealed after the U.S. filed a notice declining to intervene in the case. The lawsuit, filed in May 2021 and amended in October 2021, was brought by Kathleen Kane, a physical therapist formerly employed in Select’s outpatient division, against Select, Select Physical Therapy Holdings, Inc. and Select Employment Services, Inc., but does not name the Company as a defendant. The amended complaint alleges that the defendants billed federally funded health programs for one-on-one therapy services when group therapy was performed or overbilled for one-on-one therapy services, billed for unreimbursable unskilled physical therapy services, and submitted claims containing signatures of therapists who did not provide the billed services. The Company is fully cooperating on this investigation, but at this time, is unable to predict the timing and outcome of this matter.
14.    Segment Information
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

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Revenue	$569,555	$500,752

Expenses:(1)
Personnel expenses	322,168	281,658
Facility expenses	52,215	48,382
Other expenses	74,484	68,053
Total segment expenses	448,867	398,093
Segment Adjusted EBITDA	$120,688	$102,659

Total assets	$2,889,760	$2,729,238
Purchases of property and equipment	$11,088	$15,732
Depreciation and amortization	$19,648	$16,619
____________________________________________
(1)    Includes transition services agreement fees of $1.6 million and $3.7 million for the three months ended March 31, 2026, and 2025, respectively. See Note 12—“Relationship with Select”, for additional information.
Segment Adjusted EBITDA is calculated as net income before interest, income taxes, depreciation and amortization, stock compensation expense, acquisition related costs, gains or losses on early retirement of debt, and separation transaction costs.
The following table reconciles Segment Adjusted EBITDA to income before income taxes for the periods indicated.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Segment Adjusted EBITDA	$120,688	$102,659
Interest expense	(26,003)	(25,548)
Loss on early retirement of debt	—	(875)
Stock compensation expense	(4,135)	(2,269)
Depreciation and amortization	(19,648)	(16,619)
Separation transaction costs(1)	(1,076)	(315)
Nova and Pivot Onsite Innovations acquisition costs	(219)	(3,137)
Income before income taxes	$69,607	$53,896
_________________________________________
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
15.    Acquisitions
Pivot Onsite Innovations Acquisition
Effective June 1, 2025, the Company acquired Onsite Innovations, LLC (“Pivot Onsite Innovations”) from Pivot Occupational Health, LLC. CHSI entered into an equity purchase agreement to acquire all of the outstanding equity interests for a purchase price of $55.2 million, subject to adjustment in accordance with the terms and conditions set forth in the purchase agreement. We financed the transaction using a combination of $35.0 million of available borrowing capacity under our existing Revolving Credit Facility and the remaining with cash on hand.
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
The following table reconciles the preliminary allocation of estimated fair value of the assets acquired and liabilities assumed to the consideration given for the acquired business (in thousands):

Accounts receivable	$11,109
Goodwill	32,616
Identifiable intangible assets	14,340
Other assets	274
Total assets	58,339
Accrued and other current liabilities	2,810
Other non-current liabilities	318
Total liabilities	3,128
Consideration given	$55,211
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
The preliminary estimate for goodwill of $32.6 million has been recognized for the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill is derived from Pivot Onsite Innovations’ future earnings potential and its assembled workforce. The majority of goodwill is deductible for tax purposes.
For the three months ended March 31, 2026, Pivot Onsite Innovations had total revenue of $17.2 million, which was included in the condensed consolidated financial statements.
Pro Forma Results
The following unaudited consolidated pro forma financial results combine the historical results of Nova Medical Centers (“Nova”), Pivot Onsite Innovations and the Company to present the results as if Nova and Pivot Onsite Innovations acquisitions had occurred on January 1, 2025. The pro forma information is presented for illustration purposes only and is not necessarily indicative of results of operations that would have been achieved had the acquisitions occurred on that date, nor is it indicative of future results.

	Three Months Ended March 31,
	2026	2025
	(unaudited) (in thousands)
Total revenue	$569,555	$537,302
Net income attributable to the Company	$50,488	$44,429
The pro forma financial information is based on the final allocation of the purchase price of Nova and the preliminary allocation of the purchase price of Pivot Onsite Innovations. As Pivot Onsite Innovations is a preliminary allocation of purchase price, the acquisition is subject to adjustment upon finalizing the purchase price allocation, as described above, during the measurement period. The net income tax impact was calculated at the effective tax rate, as if Nova and Pivot Onsite Innovations had been a subsidiary of the Company as of January 1, 2025.
Pro forma results for the three months ended March 31, 2025, were adjusted to exclude acquisition-related expenses incurred by the Company that are directly attributable to Nova. These excluded costs primarily consist of legal, advisory, and transaction-related compensation expenses that are nonrecurring in nature and not reflective of the ongoing operations of the combined business.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
16.    Derivative Instruments
The Company uses derivative instruments to manage its exposure to variable-rate debt indexed to 1-month Term Secured Overnight Financing Rate (“Term SOFR”), issued under its Tranche B-1 Term Loans drawn from the Company’s Credit Agreement.
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
Deferred Hedging Gains and Losses on Cash Flow Hedges
Based on our valuation at March 31, 2026 and assuming market rates remain constant through contract maturities, we expect transfers to earnings of the existing gains or losses reported in accumulated other comprehensive income on interest rate cash flow hedges during the next 12 months to correspond to the current assets and liabilities portion of the derivative as disclosed in Note 8—“Fair Value of Financial Instruments”.
Derivative Impact on the Statements of Comprehensive Income
The following table presents the pre-tax amounts of derivative gains or losses deferred into accumulated other comprehensive income and the income statement line item that will be affected when reclassified to earnings (in thousands):

		Three Months Ended March 31,
		2026	2025
Accumulated Other Comprehensive Income Component (OCI)	Location of Gains/(Losses) When Reclassified to Net Income/(Loss)	Gains/(Losses) Recognized in OCI Related to Derivatives Designated as Hedging Instruments
Cash flow hedges:
Swap contracts	Interest expense	$2,230	$(1,412)
Collar contracts	Interest expense	447	(884)
Total gains/(losses) recognized in statements of comprehensive income		$2,677	$(2,296)

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Derivative Impact on the Statements of Income
The following table presents the pre-tax amounts of derivative gains or (losses) recorded to earnings and the affected income statement line items (in thousands):

	Three Months Ended March 31,
	2026	2025
	Interest expense
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded

(Losses)/gains related to derivatives designated as hedging instruments:
Cash flow hedges(1):
Swap contracts	$(106)	$115
Collar contracts(2)	—	—
Total (losses)/gains recognized in statements of income	$(106)	$115
_________________________________________
(1)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income to earnings.
(2)    As of the reporting date, the 1-month Term SOFR remains within the specified cap strike and floor strike bands. Consequently, there are no payments required to be exchanged under this agreement.
17.    Accumulated Other Comprehensive Income
The components of, and changes in, accumulated other comprehensive income, net of tax, were as follows (in thousands):

Net Cash Flow Hedge Adjustments
Balance as of December 31, 2025	$(3,352)
Net deferred gains/(losses) on cash flow hedges	2,125
Net deferred (losses)/gains on cash flow hedges reclassified to net income	(81)
Balance as of March 31, 2026	$(1,308)

Net Cash Flow Hedge Adjustments
Balance as of December 31, 2024	$—
Net deferred (losses)/gains on cash flow hedges	(1,808)
Net deferred gains/(losses) on cash flow hedges reclassified to net income	86
Balance as of March 31, 2025	$(1,722)

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income were as follows (in thousands):

	Three Months Ended March 31, 2026
	Before Tax Amount	Tax	Net of Tax Amount
Net deferred gains/(losses) on cash flow hedges	$2,783	$(658)	$2,125
Net deferred (losses)/gains on cash flow hedges reclassified to net income	$(106)	$25	$(81)

	Three Months Ended March 31, 2025
	Before Tax Amount	Tax	Net of Tax Amount
Net deferred (losses)/gains on cash flow hedges	$(2,411)	$603	$(1,808)
Net deferred gains/(losses) on cash flow hedges reclassified to net income	$115	$(29)	$86

The amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

		Three Months Ended March 31,
		2026	2025
Accumulated Other Comprehensive Income (OCI) Component	Affected Line Item in the Statements of Income	Reclassified from Accumulated OCI to Earnings
(Losses)/gains on cash flow hedges:
Swap contract	Interest expense	$(106)	$115
Collar contract(1)	Interest expense	—	—
(Losses)/gains on hedges before income taxes		$(106)	$115
Income tax benefit/(expense)		25	(29)
(Losses)/gains on hedges		$(81)	$86
_________________________________________
(1)    As of the reporting date, the 1-month Term SOFR remains within the specified cap strike and floor strike bands. Consequently, no amounts have been reclassified from OCI to earnings.
18.    Subsequent Events
Dividend
On May 5, 2026, the Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about June 9, 2026, to stockholders of record as of the close of business on May 19, 2026.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The following discussion and analysis contains forward-looking statements that involve risks and uncertainties. When reviewing the discussion below, you should keep in mind the substantial risks and uncertainties that could impact our business. In particular, we encourage you to review the risks and uncertainties described in the sections titled “Risk Factors” and “Forward-Looking Statements” included in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026 and in this Quarterly Report on Form 10-Q. These risks and uncertainties could cause actual results to differ materially from those projected in forward-looking statements contained in this report or implied by past results and trends. Our historical results are not necessarily indicative of the results that may be expected for any period in the future, and our interim results are not necessarily indicative of the results we expect for the full fiscal year or any other period. Concentra Group Holdings Parent, Inc., a Delaware corporation (“Concentra”), conducts substantially all of its business through Concentra Health Services, Inc. (“CHSI”) and CHSI’s subsidiaries. As the context may require, the “Company,” “we,” “us,” “our” or similar words in this report refer collectively to Concentra and its subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development activities; regulatory approvals; market position; market size and opportunity; expenditures; and the effects of the Separation and the Distribution on our business.
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
•Compliance with applicable data interoperability and information blocking rules;
•Facility licensure requirements in some states are costly and time-consuming, limiting or delaying our operations;
•Our ability to adequately protect and enforce our intellectual property and other proprietary rights;
•Adverse economic conditions in the U.S. or globally;
•Any negative impact on the global economy and capital markets resulting from geopolitical tensions;
•The impact of impairment of our goodwill and other intangible assets;
•Our ability to maintain satisfactory credit ratings;
•The effects of the Separation on our business;
•The negative impact of public threats such as a global pandemic or widespread outbreak of an infectious disease;
•The loss of key members of our management team;
•Our ability to attract and retain talented, highly skilled employees and a diverse workforce, and the succession of our senior management;
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

Overview
We were founded in 1979 and have grown to be the largest provider of occupational health services in the United States by number of locations. Our national presence enables us to provide access to high-quality care that supports our mission to improve the health of America’s workforce. As of March 31, 2026, we operated 632 stand-alone occupational health centers in 41 states and 411 onsite health clinics at employer worksites in 45 states. We also have expanded our reach via our telemedicine program serving 43 states and the District of Columbia. In total, we deliver services across 47 states and the District of Columbia. Our patients are generally employed by our main customers — employers across the United States.
Our business is organized into three operating segments based primarily on the type or location of occupational health services provided:
•Occupational health centers: Our occupational health centers operating segment encompasses the services we deliver at our 632 occupational health center facilities across the United States. In this operating segment, we serve all types of employers, from Fortune 100 companies to small businesses. The occupational health services provided in this operating segment include workers’ compensation and employer services, and we also provide consumer health services.
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
The following table represents the percentage of revenue by our operating segments for the periods indicated:

	Three Months Ended March 31,
	2026	2025
Occupational health centers	91%	95%
Onsite health clinics	7%	3%
Other businesses	2%	2%
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

The following table sets forth the percentage of our overall visits per day (“VPD”) volume in our occupational health center operating segment by service offering, for the periods presented:

	Three Months Ended March 31,
	2026	2025
Workers’ compensation services	46%	45%
Employer services	52%	53%
Consumer health services	2%	2%
The following table sets forth the percentage of visit-related revenue in our occupational health center operating segment by service offering, for the periods presented:

	Three Months Ended March 31,
	2026	2025
Workers’ compensation services	65%	64%
Employer services	33%	34%
Consumer health services	2%	2%
Regulatory Matters
Our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026, contains a detailed discussion of the regulations that affect our business in Part I, Item I. Business—“Government Regulations”.

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
The following table sets forth operating statistics for our occupational health centers operating segment for the periods presented:

	Three Months Ended March 31,
	2026		2025	% Change
Number of patient visits
Workers’ compensation	1,583,343		1,444,880	9.6%
Employer services	1,778,584		1,696,412	4.8%
Consumer health	57,164		63,076	(9.4)%
Total	3,419,091		3,204,368	6.7%
VPD Volume
Workers’ compensation	25,132		22,935	9.6%
Employer services	28,231		26,927	4.8%
Consumer health	907		1,001	(9.4)%
Total	54,271	(1)	50,863	6.7%
Revenue per visit
Workers’ compensation	$213.27		$209.09	2.0%
Employer services	96.91		94.40	2.7%
Consumer health	136.97		136.52	0.3%
Total	$151.47		$146.94	3.1%
Business days	63		63
_________________________________________
(1)    Does not foot due to rounding.

Facility Counts
The following table sets forth facility counts for our occupational health centers and onsite health clinics operating segments for the periods presented:

	Three Months Ended March 31,
	2026	2025
Number of occupational health centers—start of period	628	552
Number of occupational health centers acquired	3	72
Number of occupational health centers de novos	1	3
Number of occupational health centers closed	—	—
Number of occupational health centers—end of period	632	627
Number of onsite health clinics—end of period	411	160
Results of Operations
The following table outlines selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended March 31,
	2026		2025
($ in thousands)	Amount	Percent(2)	Amount	Percent(2)
Revenue	$569,555	100.0%	$500,752	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	399,086	70.1	357,101	71.3
General and administrative, exclusive of depreciation and amortization	55,280	9.7	46,713	9.3
Depreciation and amortization	19,648	3.4	16,619	3.3
Total costs and expenses	474,014	83.2	420,433	84.0
Other operating income	69	0.0	—	—
Income from operations	95,610	16.8	80,319	16.0
Other income and expense:
Loss on early retirement of debt	—	—	(875)	(0.2)
Interest expense	(26,003)	(4.6)	(25,548)	(5.1)
Income before income taxes	69,607	12.2	53,896	10.8
Income tax expense	17,315	3.0	13,254	2.6
Net income	52,292	9.2	40,642	8.1
Less: net income attributable to non-controlling interests	1,804	0.3	1,731	0.3
Net income attributable to the Company	$50,488	8.9%	$38,911	7.8%
Adjusted EBITDA(1)	$120,688	21.2%	$102,659	20.5%
Adjusted Net Income Attributable to the Company(1)	$51,461	9.0%	$42,174	8.4%
_________________________________________
(1)    Adjusted EBITDA and Adjusted Net Income Attributable to the Company are financial measures not calculated in accordance with U.S. GAAP. For definitions and reconciliations to the U.S. GAAP measures, refer to “—Non-GAAP Measures”.
(2)    Totals in this column may not foot due to rounding.

Three Months Ended March 31, 2026, Compared to Three Months Ended March 31, 2025
Revenue
Revenue increased 13.7% to $569.6 million for the three months ended March 31, 2026, compared to $500.8 million for the three months ended March 31, 2025, driven by organic increases in both volume of patient visits and revenue per visit and due to the addition of occupational health centers in 2025 and over 240 onsite locations that were acquired in June 2025.
Our total patient visits increased 6.7% to 3,419,091 for the three months ended March 31, 2026, compared to 3,204,368 visits for the three months ended March 31, 2025. Total VPD volume increased 6.7% to 54,271 for the three months ended March 31, 2026, compared to 50,863 for the three months ended March 31, 2025, primarily due to organic growth and the acquisition of Nova Medical Centers (“Nova”). Workers’ compensation VPD volume increased 9.6% to 25,132 from 22,935 and employer services VPD volume increased 4.8% to 28,231 from 26,927, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Revenue per visit increased 3.1% to $151.47 for the three months ended March 31, 2026, compared to $146.94 for the three months ended March 31, 2025. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, for the three months ended March 31, 2026. Revenue per visit for workers’ compensation visits increased 2.0% to $213.27 from $209.09 and revenue per visit for employer services visits increased 2.7% to $96.91 from $94.40, for the three months ended March 31, 2026, compared to the three months ended March 31, 2025.
Cost of Services
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services expense was $399.1 million, or 70.1% of revenue, for the three months ended March 31, 2026, compared to $357.1 million, or 71.3% of revenue, for the three months ended March 31, 2025. The cost of services expense as a percentage of revenue decreased primarily due to increased staffing efficiencies, relative to a 13.7% increase in revenue during the period.
General and Administrative
Our general and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, corporate offices, and other administrative areas as well as executive compensation. General and administrative expense was $55.3 million, or 9.7% of revenue, for the three months ended March 31, 2026, compared to $46.7 million, or 9.3% of revenue, for the three months ended March 31, 2025. The increase in general and administrative expense as a percentage of revenue is principally due to the planned addition of new full-time employees and other non-personnel costs to support the separation from Select and operate as a standalone public company, stock compensation expense, and one-time costs to separate from Select.
Depreciation and Amortization
Depreciation and amortization expense was $19.6 million for the three months ended March 31, 2026, compared to $16.6 million for the three months ended March 31, 2025. The increase was primarily due to growth investments in 2025.
Interest Expense
For the three months ended March 31, 2026, we had interest expense of $26.0 million, compared to $25.5 million for the three months ended March 31, 2025. The slight increase in interest expense was due to the issuance of the $102.1 million incremental term loan in March 2025, as described in Note 6—“Long-Term Debt”.
Income Taxes
We recorded income tax expense of $17.3 million for the three months ended March 31, 2026, which represented an effective tax rate of 24.9%. We recorded income tax expense of $13.3 million for the three months ended March 31, 2025, which represented an effective tax rate of 24.6%. Our income tax expense is computed based on annual estimates, which we allocate throughout the year based on our income. This intra-period tax allocation may cause our effective tax rate to reflect variances when compared to the prior year, as estimates of our annual income and the components of our income tax expense change throughout the year.

Non-GAAP Measures
Adjusted EBITDA and Adjusted EBITDA Margin
We believe that the presentation of Adjusted EBITDA and Adjusted EBITDA margin, as defined herein, are important to investors because Adjusted EBITDA and Adjusted EBITDA margin are commonly used as an analytical indicator of performance by investors within the healthcare industry. Adjusted EBITDA and Adjusted EBITDA margin are used by management to evaluate financial performance of, and determine resource allocation for, each of our operating segments. We believe Adjusted EBITDA margin helps assess the efficiency of our operations on a normalized basis. However, Adjusted EBITDA and Adjusted EBITDA margin are not measures of financial performance under U.S. GAAP. Items excluded from Adjusted EBITDA and Adjusted EBITDA margin are significant components in understanding and assessing financial performance. Adjusted EBITDA and Adjusted EBITDA margin should not be considered in isolation, or as an alternative to, or substitute for, net income, net income margin, income from operations, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the condensed consolidated financial statements as indicators of financial performance or liquidity. Because Adjusted EBITDA and Adjusted EBITDA margin are not measurements determined in accordance with U.S. GAAP and are thus susceptible to varying definitions, Adjusted EBITDA and Adjusted EBITDA margin as presented may not be comparable to other similarly titled measures of other companies. Other companies, including companies in our industry, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do, limiting the usefulness of those measures for comparative purposes.
We define Adjusted EBITDA as net income before interest, income taxes, depreciation and amortization, stock compensation expense, acquisition-related costs, gains or losses on early retirement of debt, and separation transaction costs. We define Adjusted EBITDA margin as Adjusted EBITDA divided by total revenue.
The following table reconciles net income to Adjusted EBITDA and net income margin to Adjusted EBITDA margin and should be referenced when we discuss Adjusted EBITDA and Adjusted EBITDA margin.

	Three Months Ended March 31,
	2026		2025
($ in thousands)	Amount	% of Revenue(4)	Amount	% of Revenue(4)
Reconciliation of Adjusted EBITDA:
Net income(1)	$52,292	9.2%	$40,642	8.1%
Add (Subtract):
Income tax expense	17,315	3.0	13,254	2.6
Interest expense	26,003	4.6	25,548	5.1
Loss on early retirement of debt	—	—	875	0.2
Stock compensation expense	4,135	0.7	2,269	0.5
Depreciation and amortization	19,648	3.4	16,619	3.3
Separation transaction costs(2)	1,076	0.2	315	0.1
Nova and Pivot Onsite Innovations acquisition costs	219	0.0	3,137	0.6
Adjusted EBITDA(3)	$120,688	21.2%	$102,659	20.5%
_________________________________________
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

Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share
Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share are used by management to provide useful insight into the underlying performance of our business. Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share are not measures of financial performance under U.S. GAAP and are not intended to be substitutes for U.S. GAAP measures such as net income attributable to the Company or earnings per share. These metrics may differ from similarly titled metrics supported by other companies. Other companies, including companies in our industry, may calculate Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share differently than we do, limiting the usefulness of those measures for comparative purposes. We believe that the presentation of Adjusted Net Income Attributable to the Company and Adjusted Earnings per Share are important to investors because they are reflective of the financial performance of Concentra’s ongoing operations and provide better comparability of its results of operations between periods. Investors should consider these measures in addition to, and not as a replacement for, U.S. GAAP results reported in our financial statements.
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

	Three Months Ended March 31,
($ in thousands, except per share amounts)	2026	Per Share(4)	2025	Per Share(4)
Reconciliation of Adjusted Net Income Attributable to the Company:(1)
Net income attributable to the Company	$50,488	$0.39	$38,911	$0.30
Adjustments:
Loss on early retirement of debt	—	—	875	0.01
Separation transaction costs(2)	1,076	0.01	315	0.00
Nova and Pivot Onsite Innovations acquisition costs	219	0.00	3,137	0.02
Total additions (subtractions), net	$1,295	$0.01	$4,327	$0.03
Less: tax effect of adjustments(3)	(322)	(0.00)	(1,064)	(0.01)
Adjusted Net Income Attributable to the Company	$51,461	$0.40	$42,174	$0.33

Weighted average shares outstanding - diluted		128,491		128,147
_________________________________________
(1)    Beginning in the second quarter of 2025, we updated the schedule for all periods presented to include Net Income Attributable to the Company. Management believes this measure will provide an improved insight into the performance of our business. As a result, the reconciliation for the three months ended March 31, 2025, has been recast to conform to the current period’s presentation.
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

Liquidity and Capital Resources
Cash Flows for the Three Months Ended March 31, 2026 and Three Months Ended March 31, 2025
In the following table and analysis, we discuss cash flows from operating activities, investing activities, and financing activities for the periods indicated.

	Three Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$21,019	$11,699
Net cash used in investing activities	(14,846)	(294,749)
Net cash (used in) provided by financing activities	(24,373)	151,904
Net decrease in cash	(18,200)	(131,146)
Cash at beginning of period	79,899	183,255
Cash at end of period	$61,699	$52,109
Operating activities provided $21.0 million and $11.7 million of cash flows during the three months ended March 31, 2026 and 2025, respectively. The increase in cash flows from operating activities for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025, was primarily due to an increase in net income from organic growth and through acquisitions.
Investing activities used $14.8 million and $294.7 million of cash flows for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the principal uses of cash were $11.1 million for purchases of property and equipment under our capital program to open de novos, upgrade and maintain existing facilities, and technology investments, and $3.8 million for acquisitions of businesses. For the three months ended March 31, 2025, the principal uses of cash were $279.0 million for acquisitions of businesses, which primarily includes the purchase of Nova, and $15.7 million for purchases of property and equipment under our capital program to open de novos and upgrade and maintain existing facilities.
Financing activities used $24.4 million and provided $151.9 million of cash flows for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, the principal uses of cash were repurchases of common stock of $15.0 million and dividends paid to common stockholders of $8.0 million. For the three months ended March 31, 2025, the principal sources of cash were due to the updated term loan, net of issuance costs of $948.8 million and from borrowings on our Revolving Credit Facility of $50.0 million. This was partially offset by payment of the original term loan of $847.9 million.
Capital Resources
We had net working capital of $83.3 million at March 31, 2026, compared to net working capital of $45.9 million at December 31, 2025. The increase in the net working capital surplus was principally due to an increase in accounts receivable, partially offset by a decrease in our cash, which resulted from share repurchases.
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
Credit Facilities
On July 26, 2024, CHSI entered into a senior secured credit agreement (the “Credit Agreement”) that initially provided for an $850.0 million term loan (the “Term Loan”), and a $400.0 million revolving credit facility, including a $75.0 million sublimit for the issuance of standby letters of credit (the “Revolving Credit Facility” and, together with the Term Loan, the “Credit Facilities”). In March 2025, the Company completed an amendment to the Credit Agreement to increase our Revolving Credit Facility by $50.0 million from $400.0 million to $450.0 million. In addition, the amendment to the Credit Agreement also added new debt through an incremental term loan of $102.1 million, which provides an updated Term Loan of $950.0 million.

At March 31, 2026, the Company had $434.2 million of availability under its Revolving Credit Facility, after giving effect to $15.8 million of outstanding letters of credit. At March 31, 2026, the Company did not have any outstanding borrowings under its Revolving Credit Facility.
The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.5 to 1.0. As of March 31, 2026, CHSI’s leverage ratio was 3.4x.
6.875% Senior Notes
On July 11, 2024, the Company completed a private offering by its wholly owned subsidiary, Concentra Escrow Issuer Corporation (the “Escrow Issuer”), of $650.0 million aggregate principal amount of 6.875% senior notes due July 15, 2032 (the “Senior Notes”). On July 26, 2024, Escrow Issuer merged with and into CHSI, with CHSI continuing as the surviving entity, and CHSI assumed Escrow Issuer’s obligations under the Senior Notes. The Senior Notes are unconditionally guaranteed, jointly and severally, on a senior unsecured basis by the Company and certain of its wholly owned subsidiaries. Interest on the Senior Notes accrues at a rate of 6.875% per annum and is payable semi-annually in cash in arrears on January 15 and July 15 of each year, commencing on January 15, 2025.
At March 31, 2026, the Company had $650.0 million of the Senior Notes outstanding (excluding unamortized premium and debt issuance costs of $10.0 million).
Hedging
On March 3, 2025 we entered into derivative swap and collar contracts to mitigate our exposure to variable Term Secured Overnight Financing Rate (“Term SOFR”) interest rates, which expire on February 29, 2028. The derivative swap contract limits the Term SOFR rate to a fixed rate of 3.829% on $300.0 million of principal outstanding under our Term Loan. We also entered into a derivative collar contract, which limits the Term SOFR rate to a cap of 4.500% and floor of 3.001% on $300.0 million of principal outstanding under our Term Loan. These derivative contracts limit our Term SOFR variable interest exposure on our $940.5 million Term Loan.
Liquidity
We believe our internally generated cash flows and borrowing capacity under our Revolving Credit Facility will allow us to finance our operations in both the short and long term. As of March 31, 2026, we had cash of $61.7 million and $434.2 million of availability under our Revolving Credit Facility, after giving effect to $15.8 million of outstanding letters of credit.
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
During the three months ended March 31, 2026, the Company repurchased 0.7 million shares of common stock under the share repurchase program for $15.0 million, excluding commissions paid and excise taxes. All shares repurchased were permanently retired. As of March 31, 2026, the Company’s remaining authorization to repurchase shares under the program was $65.0 million.

Dividend
On February 25, 2026, the Board of Directors declared a cash dividend of $0.0625 per share. On March 19, 2026, a cash dividend of approximately $8.0 million was paid.
On May 5, 2026, the Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about June 9, 2026, to stockholders of record as of the close of business on May 19, 2026.
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
Recent Accounting Pronouncements
Refer to Note 2—“Accounting Policies” of the notes to our condensed consolidated financial statements included herein for information regarding recent accounting pronouncements.
Critical Accounting Estimates
There have been no material changes in our Critical Accounting Estimates from the information provided in the “Critical Accounting Estimates” section of “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Effects of Inflation
The healthcare industry is labor intensive and our largest expenses are labor related costs. Wage and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. Thus far the impact of inflation on our business has not been material.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our market exposure risk is primarily related to interest rate risk in connection with our variable rate long-term indebtedness. Our principal interest rate exposure relates to the loans outstanding under our credit facilities, which bear interest rates that are indexed against Term SOFR. Interest rate risk is highly sensitive due to many factors, monetary and tax policy, macroeconomic factors, and other factors beyond our control. We do not hold or use derivative financial instruments for trading purposes.
At March 31, 2026, we had outstanding borrowings under our credit facilities consisting of a $940.5 million Term Loan (excluding unamortized original issue discount and debt issuance costs of $11.1 million) and no borrowings under our Revolving Credit Facility, which bear variable interest rates.
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
As of March 31, 2026, the Term SOFR rate was 3.66% and we had $640.5 million of our Term Loan borrowings subject to variable interest rates.
At March 31, 2026, a hypothetical 0.25% change in market interest rates would have no material impact on our annual interest expense and financial results.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of March 31, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the first quarter ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Refer to the “Litigation” section contained within Note 13—“Commitments and Contingencies” of the notes to our condensed consolidated financial statements included herein.
ITEM 1A. RISK FACTORS
There have been no material changes in the risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2025.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding repurchases of our common stock during the three months ended March 31, 2026.

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
January 1 - January 31, 2026	—	$—	—	$79,997,000
February 1 - February 28, 2026	—	—	—	79,997,000
March 1 - March 31, 2026	660,719	22.68	660,719	65,014,000
Total	660,719	$22.68	660,719	$65,014,000
_________________________________________
(1)    Includes average price paid for shares under the share repurchase program, excluding commissions paid and excise taxes.
(2)    On November 5, 2025, the Board of Directors authorized a share repurchase program of up to $100 million of the Company’s outstanding common stock. The share repurchase program will expire on December 31, 2027, unless extended or terminated by the Board of Directors. Stock repurchases under this program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Board of Directors deems appropriate.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

10.1*†	Form of Concentra Executive Leadership Team Incentive Plan, effective January 1, 2025.
10.2*†	Form of Concentra Executive Leadership Team Incentive Plan, effective January 1, 2026.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of President and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer, and President and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________________________________

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCENTRA GROUP HOLDINGS PARENT, INC.

Dated: May 7, 2026	By:	/s/ Matthew T. DiCanio
Matthew T. DiCanio
President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Dated: May 7, 2026	By:	/s/ Su Zan Nelson
Su Zan Nelson
Executive Vice President, Chief Accounting Officer
(Principal Accounting Officer)