Form 10-Q
period 2026-06-30
Concentra Group Holdings Parent, Inc.
filed 2026-08-06
CIK 2014596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 31, 2026, Concentra Group Holdings Parent, Inc. had outstanding 127,517,736 shares of common stock.
Unless the context indicates otherwise, any reference in this report to “Concentra” refers to Concentra Group Holdings Parent, Inc. and its subsidiaries. References to the “Company,” “we,” “us,” and “our” refer collectively to Concentra.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value and share data)

	June 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$158,038	$79,899
Accounts receivable	299,819	257,900
Prepaid expenses and other current assets	48,626	45,299
Total current assets	506,483	383,098
Operating lease right-of-use assets	522,421	483,652
Property and equipment, net	226,040	225,309
Goodwill	1,480,421	1,479,192
Other identifiable intangible assets, net	232,267	242,556
Non-current deferred tax asset	22,511	24,120
Other assets	20,132	20,461
Total assets	$3,010,275	$2,858,388
LIABILITIES AND EQUITY
Current liabilities:
Current operating lease liabilities	$87,208	$84,582
Current portion of long-term debt and notes payable	12,412	10,738
Accounts payable	36,415	21,005
Accrued and other liabilities	231,904	220,922
Total current liabilities	367,939	337,247
Non-current operating lease liabilities	482,988	443,642
Long-term debt, net of current portion	1,561,211	1,563,658
Non-current deferred tax liability	47,079	48,906
Other non-current liabilities	44,634	44,506
Total liabilities	2,503,851	2,437,959
Commitments and contingencies (Note 13)
Redeemable non-controlling interests	21,706	19,404
Stockholders’ equity:
Common stock, $0.01 par value, 700,000,000 shares authorized, 127,517,736 and 128,633,374 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,276	1,286
Capital in excess of par	230,964	248,899
Retained earnings	244,152	146,448
Accumulated other comprehensive income (loss)	703	(3,352)
Total stockholders’ equity	477,095	393,281
Non-controlling interests	7,623	7,744
Total equity	484,718	401,025
Total liabilities and equity	$3,010,275	$2,858,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$606,030	$550,785	$1,175,585	$1,051,537
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	413,933	389,334	813,019	746,435
General and administrative, exclusive of depreciation and amortization(1)	56,677	52,931	111,957	99,644
Depreciation and amortization	19,899	18,998	39,547	35,617
Total costs and expenses	490,509	461,263	964,523	881,696
Other operating (expense) income	(453)	20	(384)	20
Income from operations	115,068	89,542	210,678	169,861
Other income and expense:
Loss on early retirement of debt	—	—	—	(875)
Interest expense	(25,723)	(28,193)	(51,726)	(53,741)
Income before income taxes	89,345	61,349	158,952	115,245
Income tax expense	22,046	15,155	39,361	28,409
Net income	67,299	46,194	119,591	86,836
Less: net income attributable to non-controlling interests	2,000	1,634	3,804	3,365
Net income attributable to the Company	$65,299	$44,560	$115,787	$83,471
Earnings per common share (Note 11):
Basic and diluted	$0.51	$0.35	$0.90	$0.65
_________________________________________
(1)        Includes transition services agreement fees of $1.0 million and $3.5 million for the three months ended June 30, 2026 and 2025, and $2.7 million and $7.2 million for the six months ended June 30, 2026 and 2025, respectively. See Note 12—“Relationship with Select”, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$67,299	$46,194	$119,591	$86,836
Other comprehensive income (loss), net of tax:
Gain (loss) on derivatives	2,115	(2,425)	4,240	(4,233)
Reclassification adjustment for (losses) gains included in net income	(104)	284	(185)	370
Net change, net of tax (expense) benefit of $(653), $686, $(1,286), and $1,260, respectively	2,011	(2,141)	4,055	(3,863)
Comprehensive income	69,310	44,053	123,646	82,973
Less: comprehensive income attributable to non-controlling interests	2,000	1,634	3,804	3,365
Comprehensive income attributable to the Company	$67,310	$42,419	$119,842	$79,608

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands, except per share amounts)

	For the Six Months Ended June 30, 2026
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	128,633	$1,286	$248,899	$146,448	$(3,352)	$393,281	$7,744	$401,025
Net income attributable to the Company				50,488		50,488		50,488
Net income attributable to non-controlling interests						—	272	272
Cash dividends declared for common stockholders ($0.0625 per share)				(8,017)		(8,017)		(8,017)
Issuance of restricted stock	4					—		—
Forfeitures of unvested restricted stock	(14)					—		—
Stock compensation expense			4,135			4,135		4,135
Repurchase of common shares	(661)	(6)	(15,138)			(15,144)		(15,144)
Distributions to non-controlling interests						—	(521)	(521)
Redemption value adjustment on non-controlling interests				(2,074)		(2,074)		(2,074)
Other comprehensive income					2,044	2,044		2,044
Balance at March 31, 2026	127,962	$1,280	$237,896	$186,845	$(1,308)	$424,713	$7,495	$432,208
Net income attributable to the Company				65,299		65,299		65,299
Net income attributable to non-controlling interests						—	400	400
Cash dividends declared for common stockholders ($0.0625 per share)				(7,992)		(7,992)		(7,992)
Forfeitures of unvested restricted stock	(20)					—		—
Stock compensation expense			4,130			4,130		4,130
Repurchase of common shares	(424)	(4)	(11,062)			(11,066)		(11,066)
Distributions to non-controlling interests						—	(272)	(272)
Other comprehensive income					2,011	2,011		2,011
Balance at June 30, 2026	127,518	$1,276	$230,964	$244,152	$703	$477,095	$7,623	$484,718
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands, except per share amounts)

	For the Six Months Ended June 30, 2025
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	128,126	$1,281	$260,837	$13,553	$—	$275,671	$5,040	$280,711
Net income attributable to the Company				38,911		38,911		38,911
Net income attributable to non-controlling interests						—	293	293
Cash dividends declared for common stockholders ($0.0625 per share)				(8,010)		(8,010)		(8,010)
Issuance of restricted stock	46	1	(1)			—		—
Stock compensation expense			2,269			2,269		2,269
Other comprehensive loss					(1,722)	(1,722)		(1,722)
Balance at March 31, 2025	128,172	$1,282	$263,105	$44,454	$(1,722)	$307,119	$5,333	$312,452
Net income attributable to the Company				44,560		44,560		44,560
Net income attributable to non-controlling interests						—	219	219
Cash dividends declared for common stockholders ($0.0625 per share)				(8,011)		(8,011)		(8,011)
Forfeitures of unvested restricted stock	(1)					—		—
Stock compensation expense			2,285			2,285		2,285
Distributions to non-controlling interests						—	(368)	(368)
Redemption value adjustment on non-controlling interests				(1,176)		(1,176)		(1,176)
Other comprehensive loss					(2,141)	(2,141)		(2,141)
Balance at June 30, 2025	128,171	$1,282	$265,390	$79,827	$(3,863)	$342,636	$5,184	$347,820
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Six Months Ended June 30,
	2026	2025
Operating activities
Net income	$119,591	$86,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39,547	35,617
Loss on early retirement of debt	—	51
Stock compensation expense	8,265	4,554
Amortization of debt discount and issuance costs	2,072	1,971
Deferred income taxes	(1,506)	(2,205)
Other	507	1,107
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(41,975)	(26,251)
Other current assets	(5,186)	(7,781)
Other assets	3,577	2,303
Accounts payable and accrued liabilities	31,337	3,876
Net cash provided by operating activities	156,229	100,078
Investing activities
Business combinations, net of cash acquired	(3,760)	(333,300)
Purchases of property and equipment	(26,753)	(40,958)
Proceeds from sale of assets	1,470	1
Net cash used in investing activities	(29,043)	(374,257)
Financing activities
Borrowings on revolving facilities	—	85,000
Proceeds from term loans, net of issuance costs	—	948,848
Payments on term loans	(4,750)	(850,250)
Borrowings of other debt	4,912	6,575
Principal payments on other debt	(3,549)	(6,505)
Dividends paid to common stockholders	(16,009)	(16,021)
Repurchase of common shares	(25,954)	—
Distributions to non-controlling interests	(3,697)	(2,851)
Net cash (used in) provided by financing activities	(49,047)	164,796
Net increase (decrease) in cash	78,139	(109,383)
Cash at beginning of period	79,899	183,255
Cash at end of period	$158,038	$73,872
Supplemental information
Cash paid for interest	$50,201	$54,432
Cash paid for taxes	$34,384	$35,568

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.    Organization
Concentra Group Holdings Parent, Inc., a Delaware corporation, conducts substantially all of its business through Concentra Health Services, Inc., a wholly owned subsidiary of Concentra (“CHSI”), and CHSI’s subsidiaries. As the context may require, the “Company”, “we”, “us”, “our”, or similar words in this report refer collectively to Concentra.
The Company is the largest provider of occupational health services in the United States by number of locations. As of June 30, 2026, we operated 633 stand-alone occupational health centers in 41 states and 415 onsite health clinics at employer worksites in 44 states. The Company provides a diverse and comprehensive array of occupational health services, including workers’ compensation and employer services, and consumer health services.
2.    Accounting Policies
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements of the Company as of June 30, 2026, and for the three and six months ended June 30, 2026 and 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, certain information and disclosures required by U.S. GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.
The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ended December 31, 2026. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.
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
3.    Redeemable Non-Controlling Interests
The Company’s redeemable non-controlling interests are comprised of membership interests held by equity holders other than the Company in five less than wholly-owned subsidiaries. These interests are subject to redemption rights. The changes in redeemable non-controlling interests are as follows:

	2026	2025
	(in thousands)
Balance as of January 1	$19,404	$18,013
Net income attributable to redeemable non-controlling interests	1,532	1,438
Distributions to redeemable non-controlling interests	(1,248)	(842)
Redemption value adjustment on redeemable non-controlling interests	2,074	—
Balance as of March 31	$21,762	$18,609
Net income attributable to redeemable non-controlling interests	1,600	1,415
Distributions to redeemable non-controlling interests	(1,656)	(1,640)
Redemption value adjustment on redeemable non-controlling interests	—	1,176
Balance as of June 30	$21,706	$19,560
4.    Variable Interest Entities
As of June 30, 2026, and December 31, 2025, the total assets of the Company’s variable interest entities were $300.8 million and $261.9 million, respectively, and were principally comprised of accounts receivable. As of June 30, 2026, and December 31, 2025, the total liabilities of the Company’s variable interest entities were $74.4 million and $70.1 million, respectively, and were principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $214.2 million and $180.1 million as of June 30, 2026, and December 31, 2025, respectively. These intercompany balances are eliminated in consolidation.
5.    Leases
The Company’s total lease cost is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$30,286	$29,221	$59,895	$56,538
Finance lease cost:
Amortization of right-of-use assets	95	37	148	95
Interest on lease liabilities	48	38	88	36
Variable lease cost	6,503	6,206	12,872	11,821
Total lease cost	$36,932	$35,502	$73,003	$68,490

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
6.     Long-Term Debt
As of June 30, 2026, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value
	(in thousands)
6.875% senior notes	$650,000	$—	$(9,570)	$640,430
Credit facilities:
Revolving Credit Facility	—	—	—	—
Term Loan	938,125	(762)	(9,814)	927,549
Other debt(1)	5,644	—	—	5,644
Total debt	$1,593,769	$(762)	$(19,384)	$1,573,623
As of June 30, 2026, principal maturities of the Company’s long-term debt and notes payable are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
	(in thousands)
6.875% senior notes	$—	$—	$—	$—	$—	$650,000	$650,000
Credit facilities:
Revolving Credit Facility	—	—	—	—	—	—	—
Term Loan	4,750	9,500	9,500	9,500	9,500	895,375	938,125
Other debt(1)	2,729	693	722	381	216	903	5,644
Total debt	$7,479	$10,193	$10,222	$9,881	$9,716	$1,546,278	$1,593,769
As of December 31, 2025, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value
	(in thousands)
6.875% senior notes	$650,000	$—	$(10,356)	$639,644
Credit facilities:
Revolving Credit Facility	—	—	—	—
Term Loan	942,875	(839)	(10,789)	931,247
Other debt(1)	3,505	—	—	3,505
Total debt	$1,596,380	$(839)	$(21,145)	$1,574,396
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
At June 30, 2026, the Company had $430.2 million of availability under its Revolving Credit Facility, after giving effect to $19.8 million of outstanding letters of credit. At June 30, 2026, the Company had no outstanding borrowings under its Revolving Credit Facility.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.5 to 1.0. As of June 30, 2026, CHSI’s leverage ratio was 2.99x.
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
At June 30, 2026, the Company had $650.0 million of the Senior Notes outstanding (excluding unamortized premium and debt issuance costs of $9.6 million).
7.    Supplemental Disclosures
The following table sets forth the components of other current assets on the condensed consolidated balance sheets:

	June 30, 2026	December 31, 2025
	(in thousands)
Prepaid expenses	$27,670	$22,628
Other current assets(1)	20,956	22,671
Prepaid expenses and other current assets	$48,626	$45,299
_________________________________________
(1)    Prior period amounts were reclassified to conform to current period presentation to include prepaid income taxes in prepaid expenses and other current assets on the condensed consolidated balance sheets. Prior period prepaid income taxes is included in other current assets in the table.
The following table sets forth the components of accrued and other liabilities on the condensed consolidated balance sheets:

	June 30, 2026	December 31, 2025
	(in thousands)
Accrued payroll	$84,360	$89,504
Accrued vacation	51,243	48,860
Accrued interest	21,380	21,404
Accrued other	68,057	60,319
Income taxes payable	6,864	835
Accrued and other liabilities	$231,904	$220,922
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
We did not have any Level 3 financial assets or liabilities in any period presented.
The fair values and the levels within the fair value hierarchy of financial instruments recorded on the condensed consolidated balance sheets were:

			June 30, 2026		December 31, 2025
Financial Instrument	Level	Balance Sheet Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivatives designated as hedging instruments			(in thousands)
Assets:
Swap contracts	Level 2	Other current assets	$371	$371	$—	$—
Swap contracts	Level 2	Other assets	300	300	—	—
Total swap contracts			671	671	—	—

Collar contracts	Level 2	Other current assets	95	95	—	—
Collar contracts	Level 2	Other assets	165	165	—	—
Total collar contracts			260	260	—	—

Liabilities:
Swap contracts	Level 2	Current liability	—	—	(1,257)	(1,257)
Swap contracts	Level 2	Non-current liability	—	—	(2,180)	(2,180)
Total swap contracts			—	—	(3,437)	(3,437)

Collar contracts	Level 2	Current liability	—	—	(202)	(202)
Collar contracts	Level 2	Non-current liability	—	—	(771)	(771)
Total collar contracts			—	—	(973)	(973)
Total fair value			$931	$931	$(4,410)	$(4,410)

6.875% senior notes	Level 2		$640,430	$673,498	$639,644	$680,316
Credit facilities:
Revolving Credit Facility	Level 2		—	—	—	—
Term Loan	Level 2		$927,549	$939,298	$931,247	$949,947
The Company’s other financial instruments, which primarily consist of cash, accounts receivable, and accounts payable, approximate fair value because of the short-term maturities of these instruments.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9.    Revenue
The following table disaggregates the Company’s revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Occupational health centers:
Workers’ compensation	$361,228	$332,191	$698,907	$634,298
Employer services	183,157	174,318	355,525	334,458
Consumer health	6,893	7,177	14,723	15,788
Other occupational health center revenue	2,239	2,452	4,263	4,516
Total occupational health center revenue	553,517	516,138	1,073,418	989,060
Onsite health clinics	38,832	22,569	76,028	39,119
Other	13,681	12,078	26,139	23,358
Total revenue	$606,030	$550,785	$1,175,585	$1,051,537
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
During the three and six months ended June 30, 2026, the Company repurchased 0.4 million and 1.1 million shares of common stock under the share repurchase program for $10.9 million and $25.9 million, respectively, excluding commissions paid and excise taxes. All repurchased shares were permanently retired. As of June 30, 2026, the Company’s remaining authorization to repurchase shares under the program was $54.1 million.
Dividend
On February 25, 2026 and May 5, 2026, the Board of Directors declared a cash dividend of $0.0625 per share. On March 19, 2026 and June 9, 2026, cash dividends of approximately $8.0 million were paid on each payment date, for a total of approximately $16.0 million paid in 2026.
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
11.    Earnings per Share
As of June 30, 2026 and 2025, the Company’s capital structure consists of common stock and unvested restricted stock. To calculate earnings per share (“EPS”) for the three and six months ended June 30, 2026 and 2025, the Company applied the two-class method because its unvested restricted shares were participating securities.
The following table sets forth the net income attributable to the Company, its shares, and its participating shares:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$67,299	$46,194	$119,591	$86,836
Less: net income attributable to non-controlling interests	2,000	1,634	3,804	3,365
Net income attributable to the Company	65,299	44,560	115,787	83,471
Less: distributed and undistributed net income attributable to participating securities	1,372	530	2,438	985
Distributed and undistributed net income attributable to common shares	$63,927	$44,030	$113,349	$82,486
The following table sets forth the computation of EPS under the two-class method:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$63,927	125,102	$0.51	$44,030	126,647	$0.35
Participating securities	1,372	2,685	$0.51	530	1,524	$0.35
Total Company	$65,299	127,787	$0.51	$44,560	128,171	$0.35

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$113,349	125,439	$0.90	$82,486	126,647	$0.65
Participating securities	2,438	2,698	$0.90	985	1,512	$0.65
Total Company	$115,787	128,137	$0.90	$83,471	128,159	$0.65
_________________________________________
(1)    Represents the weighted average shares outstanding during the period.
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
Transition Services Agreement
The Company pays a fee to Select for the shared support functions provided on a centralized basis by Select and its affiliates, pursuant to the transition services agreement. The transition services agreement, which became effective concurrent with the IPO, provides the framework for the services provided by Select and the applicable fee for such services. Transition services agreement fees were $1.0 million and $3.5 million for the three months ended June 30, 2026 and 2025, and $2.7 million and $7.2 million for the six months ended June 30, 2026 and 2025, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$606,030	$550,785	$1,175,585	$1,051,537

Expenses:(1)
Personnel expenses	335,693	307,466	657,861	589,124
Facility expenses	52,208	51,292	104,423	99,674
Other expenses	77,195	77,009	151,679	145,062
Total segment expenses	465,096	435,767	913,963	833,860
Segment Adjusted EBITDA	$140,934	$115,018	$261,622	$217,677

Total assets	$3,010,275	$2,841,584	$3,010,275	$2,841,584
Purchases of property and equipment	$15,665	$25,226	$26,753	$40,958
Depreciation and amortization	$19,899	$18,998	$39,547	$35,617
_________________________________________
(1)    Includes transition services agreement fees of $1.0 million and $3.5 million for the three months ended June 30, 2026 and 2025, and $2.7 million and $7.2 million for the six months ended June 30, 2026 and 2025, respectively. See Note 12—“Relationship with Select”, for additional information.
Segment Adjusted EBITDA is calculated as net income before interest, income taxes, depreciation and amortization, stock compensation expense, acquisition related costs, gains or losses on early retirement of debt, and separation transaction costs.
The following table reconciles Segment Adjusted EBITDA to income before income taxes for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands)
Segment Adjusted EBITDA	$140,934	$115,018	$261,622	$217,677
Interest expense	(25,723)	(28,193)	(51,726)	(53,741)
Loss on early retirement of debt	—	—	—	(875)
Stock compensation expense	(4,130)	(2,285)	(8,265)	(4,554)
Depreciation and amortization	(19,899)	(18,998)	(39,547)	(35,617)
Separation transaction costs(1)	(1,777)	(1,360)	(2,853)	(1,675)
Nova and Pivot Onsite Innovations acquisition costs	(60)	(2,833)	(279)	(5,970)
Income before income taxes	$89,345	$61,349	$158,952	$115,245
_________________________________________
(1)    Separation transaction costs represent non-recurring incremental consulting, legal, audit-related fees, system implementation, and software disposal costs incurred in connection with the Company’s separation from Select into a new, publicly traded company and are included within general and administrative expenses on the condensed consolidated statements of operations.

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
As of the date of the acquisition, Pivot Onsite Innovations operated over 240 onsite health clinics at employer locations in over 40 states, providing occupational health, wellness, prevention, and performance services. The acquisition enabled the Company to expand to over 400 onsite health clinics at employer worksites.
The Pivot Onsite Innovations acquisition met the definition of a business pursuant to ASC Topic 805, Business Combinations, and the acquisition was accounted for as a business combination under the acquisition method of accounting. The Company allocated the purchase price to tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values. The fair values are based on inputs that are unobservable in the market and therefore represent Level 3 inputs. During the quarter ended June 30, 2026, the Company finalized the purchase accounting related to this acquisition.
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
The following table reconciles the fair value of the assets acquired and liabilities assumed to the consideration given for the acquired business (in thousands):

Accounts receivable	$10,997
Other current assets	183
Goodwill	32,921
Identifiable intangible assets	14,340
Other assets	274
Total assets	58,715
Accrued and other current liabilities	3,186
Other non-current liabilities	318
Total liabilities	3,504
Consideration given	$55,211
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
Goodwill of $32.9 million has been recognized for the business combination, representing the excess of the consideration given over the fair value of identifiable net assets acquired. The value of goodwill is derived from Pivot Onsite Innovations’ future earnings potential and its assembled workforce. The majority of goodwill is deductible for tax purposes.
For the three and six months ended June 30, 2026, Pivot Onsite Innovations had total revenue of $17.0 million and $34.2 million, respectively, which was included in the condensed consolidated financial statements.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(unaudited) (in thousands)
Total revenue	$606,030	$561,147	$1,175,585	$1,098,450
Net income attributable to the Company	$65,299	$46,401	$115,787	$90,829
The pro forma financial information is based on the final allocation of the purchase prices of Nova and Pivot Onsite Innovations. The net income tax impact was calculated at the effective tax rate, as if Nova and Pivot Onsite Innovations had been a subsidiary of the Company as of January 1, 2025.
Pro forma results for the three and six months ended June 30, 2025, were adjusted to exclude acquisition-related expenses incurred by the Company that are directly attributable to Nova and Pivot Onsite Innovations. These excluded costs primarily consist of legal, advisory, and transaction-related compensation expenses that are nonrecurring in nature and not reflective of the ongoing operations of the combined business.

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
Deferred Hedging Gains and Losses on Cash Flow Hedges
Based on our valuation at June 30, 2026 and assuming market rates remain constant through contract maturities, we expect transfers to earnings of the existing gains or losses reported in accumulated other comprehensive income on interest rate cash flow hedges during the next 12 months to correspond to the current assets and liabilities portion of the derivative as disclosed in Note 8—“Fair Value of Financial Instruments”.
Derivative Impact on the Statements of Comprehensive Income
The following table presents the pre-tax amounts of derivative gains or losses deferred into accumulated other comprehensive income and the income statement line item that will be affected when reclassified to earnings (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Accumulated Other Comprehensive Income Component (OCI)	Location of Gains/(Losses) When Reclassified to Net Income/(Loss)	Gains/(Losses) Recognized in OCI Related to Derivatives Designated as Hedging Instruments
Cash flow hedges:
Swap contracts	Interest expense	$1,878	$(1,871)	$4,108	$(3,283)
Collar contracts	Interest expense	786	(956)	1,233	(1,840)
Total gains/(losses) recognized in statements of comprehensive income		$2,664	$(2,827)	$5,341	$(5,123)

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Derivative Impact on the Statements of Income
The following table presents the pre-tax amounts of derivative gains or (losses) recorded to earnings and the affected income statement line items (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	Interest expense
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded

(Losses)/gains related to derivatives designated as hedging instruments:
Cash flow hedges(1):
Swap contracts	$(139)	$376	$(245)	$491
Collar contracts(2)	—	—	—	—
Total (losses)/gains recognized in statements of income	$(139)	$376	$(245)	$491
_________________________________________
(1)    Represents the pre-tax amounts of derivative gains/(losses) reclassified from accumulated other comprehensive income to earnings.
(2)    As of the reporting date, the 1-month Term SOFR remains within the specified cap strike and floor strike bands. Consequently, there are no payments required to be exchanged under this agreement.
17.    Accumulated Other Comprehensive (Loss) Income
The components of, and changes in, accumulated other comprehensive income, net of tax, were as follows (in thousands):

Net Cash Flow Hedge Adjustments
Balance as of December 31, 2025	$(3,352)
Net deferred gains/(losses) on cash flow hedges	4,240
Net deferred (losses)/gains on cash flow hedges reclassified to net income	(185)
Balance as of June 30, 2026	$703

Net Cash Flow Hedge Adjustments
Balance as of December 31, 2024	$—
Net deferred (losses)/gains on cash flow hedges	(4,117)
Net deferred gains/(losses) on cash flow hedges reclassified to net income	765
Balance as of December 31, 2025	$(3,352)

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income were as follows (in thousands):

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Net deferred gains/(losses) on cash flow hedges	$2,803	$(688)	$2,115	$(3,203)	$778	$(2,425)
Net deferred (losses)/gains on cash flow hedges reclassified to net income	$(139)	$35	$(104)	$376	$(92)	$284

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Net deferred gains/(losses) on cash flow hedges	$5,586	$(1,346)	$4,240	$(5,614)	$1,381	$(4,233)
Net deferred (losses)/gains on cash flow hedges reclassified to net income	$(245)	$60	$(185)	$491	$(121)	$370

The amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

		Three Months Ended June 30,		Six Months Ended June 30,
		2026	2025	2026	2025
Accumulated Other Comprehensive Income (OCI) Component	Affected Line Item in the Statements of Income	Reclassified from Accumulated OCI to Earnings
(Losses)/gains on cash flow hedges:
Swap contract	Interest expense	$(139)	$376	$(245)	$491
Collar contract(1)	Interest expense	—	—	—	—
(Losses)/gains on hedges before income taxes		$(139)	$376	$(245)	$491
Income tax benefit/(expense)		35	(92)	60	(121)
(Losses)/gains on hedges		$(104)	$284	$(185)	$370
_________________________________________
(1)    As of the reporting date, the 1-month Term SOFR remains within the specified cap strike and floor strike bands. Consequently, no amounts have been reclassified from OCI to earnings.
18.    Subsequent Events
Dividend
On August 5, 2026, the Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about August 28, 2026, to stockholders of record as of the close of business on August 20, 2026.

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

Overview
We were founded in 1979 and have grown to be the largest provider of occupational health services in the United States by number of locations. Our national presence enables us to provide access to high-quality care that supports our mission to improve the health of America’s workforce. As of June 30, 2026, we operated 633 stand-alone occupational health centers in 41 states and 415 onsite health clinics at employer worksites in 44 states. We also have expanded our reach via our telemedicine program serving 43 states and the District of Columbia. In total, we deliver services across 46 states and the District of Columbia. Our patients are generally employed by our main customers — employers across the United States.
Our business is organized into three operating segments based primarily on the type or location of occupational health services provided:
•Occupational health centers: Our occupational health centers operating segment encompasses the services we deliver at our 633 occupational health center facilities across the United States. In this operating segment, we serve all types of employers, from Fortune 100 companies to small businesses. The occupational health services provided in this operating segment include workers’ compensation and employer services, and we also provide consumer health services.
•Onsite health clinics: Our onsite health clinics operating segment delivers occupational health services and/or employer-sponsored primary care services at an employer’s workplace, including mobile health services and episodic specialty testing services — we deliver our services at 415 permanent on-site locations and multiple other employer locations through our episodic services. In this operating segment, we serve medium to large-sized employers.
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
The following table represents the percentage of revenue by our operating segments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Occupational health centers	91%	94%	91%	94%
Onsite health clinics	7%	4%	7%	4%
Other businesses	2%	2%	2%	2%
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

The following table sets forth the percentage of our overall visits per day (“VPD”) volume in our occupational health center operating segment by service offering, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Workers’ compensation services	46%	45%	46%	45%
Employer services	53%	53%	52%	53%
Consumer health services	1%	2%	2%	2%
The following table sets forth the percentage of visit-related revenue in our occupational health center operating segment by service offering, for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Workers’ compensation services	66%	64%	65%	64%
Employer services	33%	34%	33%	34%
Consumer health services	1%	2%	2%	2%
Regulatory Matters
Our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026, contains a detailed discussion of the regulations that affect our business in Part I, Item 1. Business—“Government Regulations”.

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
The following table sets forth operating statistics for our occupational health centers operating segment for the periods presented:

	Three Months Ended June 30,					Six Months Ended June 30,
	2026		2025		% Change	2026		2025		% Change
Number of patient visits
Workers’ compensation	1,648,983		1,589,981		3.7%	3,232,326		3,034,861		6.5%
Employer services	1,910,984		1,877,383		1.8%	3,689,568		3,573,795		3.2%
Consumer health	50,967		52,956		(3.8)%	108,131		116,032		(6.8)%
Total	3,610,934		3,520,320		2.6%	7,030,025		6,724,688		4.5%
VPD volume
Workers’ compensation	25,765		24,843		3.7%	25,451		23,897		6.5%
Employer services	29,859		29,334		1.8%	29,052		28,140		3.2%
Consumer health	796		827		(3.8)%	851		914		(6.8)%
Total	56,421	(1)	55,005	(1)	2.6%	55,355	(1)	52,950	(1)	4.5%
Revenue per visit
Workers’ compensation	$219.06		$208.93		4.9%	$216.22		$209.00		3.5%
Employer services	95.84		92.85		3.2%	96.36		93.59		3.0%
Consumer health	135.26		135.52		(0.2)%	136.16		136.06		0.1%
Total	$152.67		$145.92		4.6%	$152.08		$146.41		3.9%
Business days	64		64			127		127
_________________________________________
(1)    Does not foot due to rounding.

Facility Counts
The following table sets forth facility counts for our occupational health centers and onsite health clinics operating segments for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Number of occupational health centers—start of period	632	627	628	552
Number of occupational health centers acquired	—	—	3	72
Number of occupational health centers de novos	1	1	2	4
Number of occupational health centers closed	—	—	—	—
Number of occupational health centers—end of period	633	628	633	628
Number of onsite health clinics—end of period	415	406	415	406
Results of Operations
The following tables outline selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended June 30,
	2026		2025
($ in thousands)	Amount	Percent(2)	Amount	Percent(2)
Revenue	$606,030	100.0%	$550,785	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	413,933	68.3	389,334	70.7
General and administrative, exclusive of depreciation and amortization	56,677	9.4	52,931	9.6
Depreciation and amortization	19,899	3.3	18,998	3.4
Total costs and expenses	490,509	80.9	461,263	83.7
Other operating (expense) income	(453)	(0.1)	20	0.0
Income from operations	115,068	19.0	89,542	16.3
Other income and expense:
Interest expense	(25,723)	(4.2)	(28,193)	(5.1)
Income before income taxes	89,345	14.7	61,349	11.1
Income tax expense	22,046	3.6	15,155	2.8
Net income	67,299	11.1	46,194	8.4
Less: net income attributable to non-controlling interests	2,000	0.3	1,634	0.3
Net income attributable to the Company	$65,299	10.8%	$44,560	8.1%
Adjusted EBITDA(1)	$140,934	23.3%	$115,018	20.9%
Adjusted Net Income Attributable to the Company(1)	$66,682	11.0%	$47,717	8.7%
_________________________________________
(1)    Adjusted EBITDA and Adjusted Net Income Attributable to the Company are financial measures not calculated in accordance with U.S. GAAP. For definitions and reconciliations to the U.S. GAAP measures, refer to “—Non-GAAP Measures”.
(2)    Totals in this column may not foot due to rounding.

	Six Months Ended June 30,
	2026		2025
($ in thousands)	Amount	Percent(2)	Amount	Percent(2)
Revenue	$1,175,585	100.0%	$1,051,537	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	813,019	69.2	746,435	71.0
General and administrative, exclusive of depreciation and amortization	111,957	9.5	99,644	9.5
Depreciation and amortization	39,547	3.4	35,617	3.4
Total costs and expenses	964,523	82.0	881,696	83.8
Other operating (expense) income	(384)	(0.0)	20	0.0
Income from operations	210,678	17.9	169,861	16.2
Other income and expense:
Loss on early retirement of debt	—	—	(875)	(0.1)
Interest expense	(51,726)	(4.4)	(53,741)	(5.1)
Income before income taxes	158,952	13.5	115,245	11.0
Income tax expense	39,361	3.3	28,409	2.7
Net income	119,591	10.2	86,836	8.3
Less: net income attributable to non-controlling interests	3,804	0.3	3,365	0.3
Net income attributable to the Company	$115,787	9.8%	$83,471	7.9%
Adjusted EBITDA(1)	$261,622	22.3%	$217,677	20.7%
Adjusted Net Income Attributable to the Company(1)	$118,142	10.0%	$89,891	8.5%
_________________________________________
(1)    Adjusted EBITDA and Adjusted Net Income Attributable to the Company are financial measures not calculated in accordance with U.S. GAAP. For definitions and reconciliations to the U.S. GAAP measures, refer to “—Non-GAAP Measures”.
(2)    Totals in this column may not foot due to rounding.
Three Months Ended June 30, 2026, Compared to Three Months Ended June 30, 2025
Revenue
Revenue increased 10.0% to $606.0 million for the three months ended June 30, 2026, compared to $550.8 million for the three months ended June 30, 2025, driven primarily by organic increases in both volume of patient visits and revenue per visit, as described below, and also due to the acquisition of over 240 onsite locations in June 2025.
Our total patient visits increased 2.6% to 3,610,934 for the three months ended June 30, 2026, compared to 3,520,320 visits for the three months ended June 30, 2025. Total VPD volume increased 2.6% to 56,421 for the three months ended June 30, 2026, compared to 55,005 for the three months ended June 30, 2025, primarily due to organic growth. Workers’ compensation VPD volume increased 3.7% to 25,765 from 24,843 and employer services VPD volume increased 1.8% to 29,859 from 29,334, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Revenue per visit increased 4.6% to $152.67 for the three months ended June 30, 2026, compared to $145.92 for the three months ended June 30, 2025. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, for the three months ended June 30, 2026. Revenue per visit for workers’ compensation visits increased 4.9% to $219.06 from $208.93 and revenue per visit for employer services visits increased 3.2% to $95.84 from $92.85, for the three months ended June 30, 2026, compared to the three months ended June 30, 2025.
Cost of Services
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services expense was $413.9 million, or 68.3% of revenue, for the three months ended June 30, 2026, compared to $389.3 million, or 70.7% of revenue, for the three months ended June 30, 2025. The cost of services expense as a percentage of revenue decreased primarily due to increased staffing efficiencies and Nova expenses that were incurred during the second quarter of 2025 that were eliminated through synergies in 2025, relative to a 10.0% increase in revenue during the period.

General and Administrative
Our general and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, corporate offices, and other administrative areas as well as executive compensation. General and administrative expense was $56.7 million, or 9.4% of revenue, for the three months ended June 30, 2026, compared to $52.9 million, or 9.6% of revenue, for the three months ended June 30, 2025. The decrease in general and administrative expense as a percentage of revenue is primarily due to one-time Nova and Pivot Onsite Innovations expenses that were incurred during the second quarter of 2025, offset by increased personnel costs due to the planned addition of new full-time employees and other non-personnel costs to support the separation from Select and operate as a standalone public company, stock compensation expense, and one-time costs to separate from Select.
Depreciation and Amortization
Depreciation and amortization expense was $19.9 million for the three months ended June 30, 2026, compared to $19.0 million for the three months ended June 30, 2025. The increase was primarily due to recent growth through de novos and acquisitions.
Interest Expense
For the three months ended June 30, 2026, we had interest expense of $25.7 million, compared to $28.2 million for the three months ended June 30, 2025. The decrease in interest expense was primarily due to the amortization of the term loan and the $85 million in borrowings on the Revolving Credit Facility as of June 30, 2025, which were fully repaid by October 2025.
Income Taxes
We recorded income tax expense of $22.0 million for the three months ended June 30, 2026, which represented an effective tax rate of 24.7%. We recorded income tax expense of $15.2 million for the three months ended June 30, 2025, which represented an effective tax rate of 24.7%. Our income tax expense is computed based on annual estimates, which we allocate throughout the year based on our income. This intra-period tax allocation may cause our effective tax rate to reflect variances when compared to the prior year, as estimates of our annual income and the components of our income tax expense change throughout the year.
Six Months Ended June 30, 2026, Compared to Six Months Ended June 30, 2025
Revenue
Revenue increased 11.8% to $1,175.6 million for the six months ended June 30, 2026, compared to $1,051.5 million for the six months ended June 30, 2025, driven primarily by organic increases in both volume of patient visits and revenue per visit, as described below, as well as a $28.7 million increase in revenue related to the acquisition of Pivot in June 2025, and a $22.7 million increase in revenue related to the acquisition of Nova in March 2025.
Our total patient visits increased 4.5% to 7,030,025 for the six months ended June 30, 2026, compared to 6,724,688 visits for the six months ended June 30, 2025. Total VPD volume increased 4.5% to 55,355 for the six months ended June 30, 2026, compared to 52,950 for the six months ended June 30, 2025, primarily due to an increase in workers’ compensation and employer services visits. Workers’ compensation VPD volume increased 6.5% to 25,451 from 23,897 and employer services VPD volume increased 3.2% to 29,052 from 28,140, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.
Revenue per visit increased 3.9% to $152.08 for the six months ended June 30, 2026, compared to $146.41 for the six months ended June 30, 2025. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, for the six months ended June 30, 2026. Revenue per visit for workers’ compensation visits increased 3.5% to $216.22 from $209.00 and revenue per visit for employer services visits increased 3.0% to $96.36 from $93.59, for the six months ended June 30, 2026, compared to the six months ended June 30, 2025.

Cost of Services
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services was $813.0 million, or 69.2% of revenue, for the six months ended June 30, 2026, compared to $746.4 million, or 71.0% of revenue, for the six months ended June 30, 2025. The percentage of revenue decreased primarily due to increased staffing efficiencies and Nova expenses that were incurred during the six months ended of 2025 that were eliminated through synergies in 2025, relative to an 11.8% increase in revenue during the period.
General and Administrative
General and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, corporate offices, and other administrative areas as well as executive compensation. Our general and administrative expenses were $112.0 million, or 9.5% of revenue, for the six months ended June 30, 2026, compared to $99.6 million, or 9.5% of revenue, for the six months ended June 30, 2025. General and administrative expense as a percentage of revenue remained flat compared to prior period primarily due to one-time Nova and Pivot Onsite Innovations expenses that were incurred during 2025, offset by increased personnel costs due to the planned addition of new full-time employees and other non-personnel costs to support the separation from Select and operate as a standalone public company, stock compensation expense, and one-time costs to separate from Select.
Depreciation and Amortization
Depreciation and amortization expense was $39.5 million for the six months ended June 30, 2026, compared to $35.6 million for the six months ended June 30, 2025. The increase was primarily due to recent growth through de novos and acquisitions.
Interest Expense
For the six months ended June 30, 2026, we had interest expense of $51.7 million, compared to $53.7 million for the six months ended June 30, 2025. The decrease in interest expense was primarily due to the amortization of the term loan and the $85 million in borrowings on the Revolving Credit Facility as of June 30, 2025, which were fully repaid by October 2025.
Income Taxes
We recorded income tax expense of $39.4 million for the six months ended June 30, 2026, which represented an effective tax rate of 24.8%. We recorded income tax expense of $28.4 million for the six months ended June 30, 2025, which represented an effective tax rate of 24.7%. Our income tax expense is computed based on annual estimates, which we allocate throughout the year based on our income. This intra-period tax allocation may cause our effective tax rate to reflect variances when compared to the prior year, as estimates of our annual income and the components of our income tax expense change throughout the year.

Liquidity and Capital Resources
Cash Flows for the Six Months Ended June 30, 2026 and Six Months Ended June 30, 2025
In the following table and analysis, we discuss cash flows from operating activities, investing activities, and financing activities for the periods indicated.

	Six Months Ended June 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$156,229	$100,078
Net cash used in investing activities	(29,043)	(374,257)
Net cash (used in) provided by financing activities	(49,047)	164,796
Net increase (decrease) in cash	78,139	(109,383)
Cash at beginning of period	79,899	183,255
Cash at end of period	$158,038	$73,872
Operating activities provided $156.2 million and $100.1 million of cash flows during the six months ended June 30, 2026 and 2025, respectively. The increase in cash flows from operating activities for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025, was primarily due to an increase in net income from organic growth and through acquisitions and de novos, as well as year-over-year variances in timing associated with payments of current liabilities.
Investing activities used $29.0 million and $374.3 million of cash flows for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, the principal uses of cash were $26.8 million for purchases of property and equipment under our capital program to open de novos, upgrade and maintain existing facilities, and technology investments, and $3.8 million for acquisitions of businesses. For the six months ended June 30, 2025, the principal uses of cash were $41.0 million for purchases of property and equipment under our capital program to open de novos, upgrade and maintain existing facilities, Nova start-up capital, and technology investments, and $333.3 million for acquisitions of businesses, which primarily includes the purchase of Nova and Pivot Onsite Innovations.
Financing activities used $49.0 million and provided $164.8 million of cash flows for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, the principal uses of cash were repurchases of common stock of $26.0 million, dividends paid to common stockholders of $16.0 million and payments on the term loan of $4.8 million. For the six months ended June 30, 2025, the principal sources of cash were due to the updated term loan, net of issuance costs of $948.8 million and from borrowings on our Revolving Credit Facility of $85.0 million. This was partially offset by payment of the original term loan of $850.3 million and dividends paid to common stockholders of $16.0 million.
Capital Resources
We had net working capital of $138.5 million at June 30, 2026, compared to net working capital of $45.9 million at December 31, 2025. The increase in the net working capital surplus was principally due to a significant increase in cash and an increase in accounts receivable.
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

At June 30, 2026, the Company had $430.2 million of availability under its Revolving Credit Facility, after giving effect to $19.8 million of outstanding letters of credit. At June 30, 2026, the Company had no outstanding borrowings under its Revolving Credit Facility.
The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.5 to 1.0. As of June 30, 2026, CHSI’s leverage ratio was 2.99x.
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
At June 30, 2026, the Company had $650.0 million of the Senior Notes outstanding (excluding unamortized premium and debt issuance costs of $9.6 million).
Hedging
On March 3, 2025 we entered into derivative swap and collar contracts to mitigate our exposure to variable Term Secured Overnight Financing Rate (“Term SOFR”) interest rates, which expire on February 29, 2028. The derivative swap contract limits the Term SOFR rate to a fixed rate of 3.829% on $300.0 million of principal outstanding under our Term Loan. We also entered into a derivative collar contract, which limits the Term SOFR rate to a cap of 4.500% and floor of 3.001% on $300.0 million of principal outstanding under our Term Loan. These derivative contracts limit our Term SOFR variable interest exposure on our $938.1 million Term Loan.
Liquidity
We believe our internally generated cash flows and borrowing capacity under our Revolving Credit Facility will allow us to finance our operations in both the short and long term. As of June 30, 2026, we had cash of $158.0 million and $430.2 million of availability under our Revolving Credit Facility, after giving effect to $19.8 million of outstanding letters of credit.
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
During the three and six months ended June 30, 2026, the Company repurchased 0.4 million and 1.1 million shares of common stock under the share repurchase program for $10.9 million and $25.9 million, respectively, excluding commissions paid and excise taxes. All repurchased shares were permanently retired. As of June 30, 2026, the Company’s remaining authorization to repurchase shares under the program was $54.1 million.

Dividend
On February 25, 2026 and May 5, 2026, the Board of Directors declared a cash dividend of $0.0625 per share. On March 19, 2026 and June 9, 2026, cash dividends of approximately $8.0 million were paid on each payment date, for a total of approximately $16.0 million paid in 2026.
On August 5, 2026, the Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about August 28, 2026, to stockholders of record as of the close of business on August 20, 2026.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
($ in thousands)	Amount	% of Revenue(4)	Amount	% of Revenue(4)	Amount	% of Revenue(4)	Amount	% of Revenue(4)
Reconciliation of Adjusted EBITDA:
Net income(1)	$67,299	11.1%	$46,194	8.4%	$119,591	10.2%	$86,836	8.3%
Add (Subtract):
Income tax expense	22,046	3.6	15,155	2.8	39,361	3.3	28,409	2.7
Interest expense	25,723	4.2	28,193	5.1	51,726	4.4	53,741	5.1
Loss on early retirement of debt	—	—	—	—	—	—	875	0.1
Stock compensation expense	4,130	0.7	2,285	0.4	8,265	0.7	4,554	0.4
Depreciation and amortization	19,899	3.3	18,998	3.4	39,547	3.4	35,617	3.4
Separation transaction costs(2)	1,777	0.3	1,360	0.2	2,853	0.2	1,675	0.2
Nova and Pivot Onsite Innovations acquisition costs	60	0.0	2,833	0.5	279	0.0	5,970	0.6
Adjusted EBITDA(3)	$140,934	23.3%	$115,018	20.9%	$261,622	22.3%	$217,677	20.7%
_________________________________________
(1)    The percentage of revenue values on this row represent the net income margin for the period.
(2)     Separation transaction costs represent non-recurring incremental consulting, legal, audit-related fees, system implementation, and software disposal costs incurred in connection with the Company’s separation from Select into a new, publicly traded company and are included within general and administrative expenses on the condensed consolidated statements of operations.
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

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands, except per share amounts)	2026	Per Share(3)	2025	Per Share(3)	2026	Per Share(3)	2025	Per Share(3)
Reconciliation of Adjusted Net Income Attributable to the Company:
Net income attributable to the Company	$65,299	$0.51	$44,560	$0.35	$115,787	$0.90	$83,471	$0.65
Adjustments:
Loss on early retirement of debt	—	—	—	—	—	—	875	0.01
Separation transaction costs(1)	1,777	0.01	1,360	0.01	2,853	0.02	1,675	0.01
Nova and Pivot Onsite Innovations acquisition costs	60	0.00	2,833	0.02	279	0.00	5,970	0.05
Total additions (subtractions), net	$1,837	$0.01	$4,193	$0.03	$3,132	$0.02	$8,520	$0.07
Less: tax effect of adjustments(2)	(454)	(0.00)	(1,036)	(0.01)	(777)	(0.01)	(2,100)	(0.02)
Adjusted Net Income Attributable to the Company	$66,682	$0.52	$47,717	$0.37	$118,142	$0.92	$89,891	$0.70

Weighted average shares outstanding - diluted		127,787		128,171		128,137		128,159
_________________________________________
(1)    Separation transaction costs represent non-recurring incremental consulting, legal, audit-related fees, system implementation, and software disposal costs incurred in connection with the Company’s separation from Select into a new, publicly traded company and are included within general and administrative expenses on the condensed consolidated statements of operations.
(2)    Tax impact is calculated using the annual effective tax rate, including discrete costs and benefits.
(3)    Totals in this column may not foot due to rounding.

Free Cash Flow
Free Cash Flow is used by management to provide useful insight into the underlying performance of our business. Free Cash Flow is not a measure of financial performance or liquidity under U.S. GAAP and is not intended to be a substitute for U.S. GAAP measures, such as net cash provided by operating activities. This metric may differ from similarly titled metrics supported by other companies. Other companies, including companies in our industry, may calculate Free Cash Flow differently than we do, limiting the usefulness of those measures for comparative purposes. We believe that the presentation of Free Cash Flow is important to investors because it is reflective of the financial performance and cash flows of Concentra’s ongoing operations and provides a better comparability of its cash flows between periods. Investors should consider this measure in addition to, and not as a replacement for, U.S. GAAP results reporting in our financial statements.
We define Free Cash Flow as net cash provided by operating activities less net cash used in investing activities, excluding business combinations, net of cash acquired. Free Cash Flow (i) does not represent residual cash flow available for discretionary expenditures and (ii) does not reflect our mandatory debt service obligations or other non-discretionary expenditures that are not deducted in calculating the measure.
The following table reconciles net cash provided by operating activities to Free Cash Flow.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Reconciliation of Free Cash Flow:
Net cash provided by operating activities	$135,210	$88,379	$156,229	$100,078
Add (Subtract):
Net cash used in investing activities	(14,197)	(79,508)	(29,043)	(374,257)
Business combinations, net of cash acquired	—	54,282	3,760	333,300
Free Cash Flow	$121,013	$63,153	$130,946	$59,121
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
At June 30, 2026, we had outstanding borrowings under our credit facilities consisting of a $938.1 million Term Loan (excluding unamortized original issue discount and debt issuance costs of $10.6 million) and no borrowings under our Revolving Credit Facility, which bear variable interest rates.
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
As of June 30, 2026, the Term SOFR rate was 3.65% and we had $638.1 million of our Term Loan borrowings subject to variable interest rates.
At June 30, 2026, a hypothetical 0.25% change in market interest rates would have no material impact on our annual interest expense and financial results.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of June 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the second quarter ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II OTHER INFORMATION
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding repurchases of our common stock during the three months ended June 30, 2026.

	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(2)
April 1 - April 30, 2026	—	$—	—	$65,014,000
May 1 - May 31, 2026	313,906	$25.46	313,906	$57,021,000
June 1 - June 30, 2026	110,138	$26.85	110,138	$54,064,000
Total	424,044	$25.82	424,044	$54,064,000
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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

CONCENTRA GROUP HOLDINGS PARENT, INC.

Dated: August 6, 2026	By:	/s/ Matthew T. DiCanio
Matthew T. DiCanio
President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Dated: August 6, 2026	By:	/s/ Su Zan Nelson
Su Zan Nelson
Executive Vice President, Chief Accounting Officer
(Principal Accounting Officer)