Form 10-Q
period 2026-09-30
Concentra Group Holdings Parent, Inc.
filed 2026-11-05
CIK 2014596

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of October 31, 2026, Concentra Group Holdings Parent, Inc. had outstanding 126,517,736 shares of common stock.
Unless the context indicates otherwise, any reference in this report to “Concentra” refers to Concentra Group Holdings Parent, Inc. and its subsidiaries. References to the “Company,” “we,” “us,” and “our” refer collectively to Concentra.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except par value and share data)

	September 30, 2026	December 31, 2025
ASSETS
Current assets:
Cash	$85,820	$79,899
Accounts receivable	320,258	257,900
Prepaid expenses and other current assets	53,581	45,299
Total current assets	459,659	383,098
Operating lease right-of-use assets	557,842	483,652
Property and equipment, net	240,263	225,309
Goodwill	1,482,881	1,479,192
Other identifiable intangible assets, net	227,852	242,556
Non-current deferred tax asset	24,754	24,120
Other assets	18,385	20,461
Total assets	$3,011,636	$2,858,388
LIABILITIES AND EQUITY
Current liabilities:
Current operating lease liabilities	$87,940	$84,582
Current portion of long-term debt and notes payable	11,604	10,738
Accounts payable	34,548	21,005
Accrued and other liabilities	218,885	220,922
Total current liabilities	352,977	337,247
Non-current operating lease liabilities	519,237	443,642
Long-term debt, net of current portion	1,509,669	1,563,658
Non-current deferred tax liability	48,633	48,906
Other non-current liabilities	44,355	44,506
Total liabilities	2,474,871	2,437,959
Commitments and contingencies (Note 13)
Redeemable non-controlling interests	22,014	19,404
Stockholders’ equity:
Common stock, $0.01 par value, 700,000,000 shares authorized, 126,517,736 and 128,633,374 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,266	1,286
Capital in excess of par	200,527	248,899
Retained earnings	301,714	146,448
Accumulated other comprehensive income (loss)	3,477	(3,352)
Total stockholders’ equity	506,984	393,281
Non-controlling interests	7,767	7,744
Total equity	514,751	401,025
Total liabilities and equity	$3,011,636	$2,858,388

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$622,122	$572,800	$1,797,707	$1,624,337
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	426,650	405,535	1,239,669	1,151,970
General and administrative, exclusive of depreciation and amortization(1)	60,928	52,884	172,885	152,528
Depreciation and amortization	20,152	19,909	59,699	55,526
Total costs and expenses	507,730	478,328	1,472,253	1,360,024
Other operating income, net	807	—	423	20
Income from operations	115,199	94,472	325,877	264,333
Other income and expense:
Loss on early retirement of debt	—	—	—	(875)
Interest expense	(25,163)	(28,683)	(76,889)	(82,424)
Income before income taxes	90,036	65,789	248,988	181,034
Income tax expense	22,266	15,967	61,627	44,376
Net income	67,770	49,822	187,361	136,658
Less: net income attributable to non-controlling interests	1,884	1,563	5,688	4,928
Net income attributable to the Company	$65,886	$48,259	$181,673	$131,730
Earnings per common share (Note 11):
Basic and diluted	$0.52	$0.38	$1.42	$1.03
_________________________________________
(1)        Includes transition services agreement fees of $0.4 million and $2.7 million for the three months ended September 30, 2026 and 2025, and $3.0 million and $9.9 million for the nine months ended September 30, 2026 and 2025, respectively. See Note 12—“Related Party Transactions—Transition Services Agreement”, for additional information.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$67,770	$49,822	$187,361	$136,658
Other comprehensive income (loss), net of tax:
Gain (loss) on derivatives	2,856	(15)	7,096	(4,248)
Reclassification adjustment for (losses) gains included in net income	(82)	289	(267)	659
Net change, net of tax (expense) benefit of $(900), $(96), $(2,186), and $1,164, respectively	2,774	274	6,829	(3,589)
Comprehensive income	70,544	50,096	194,190	133,069
Less: comprehensive income attributable to non-controlling interests	1,884	1,563	5,688	4,928
Comprehensive income attributable to the Company	$68,660	$48,533	$188,502	$128,141

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands, except per share amounts)

	For the Nine Months Ended September 30, 2026
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2025	128,633	$1,286	$248,899	$146,448	$(3,352)	$393,281	$7,744	$401,025
Net income attributable to the Company				50,488		50,488		50,488
Net income attributable to non-controlling interests						—	272	272
Cash dividends declared for common stockholders ($0.0625 per share)				(8,017)		(8,017)		(8,017)
Issuance of restricted stock	4					—		—
Forfeitures of unvested restricted stock	(14)					—		—
Stock compensation expense			4,135			4,135		4,135
Repurchase of common shares	(661)	(6)	(15,138)			(15,144)		(15,144)
Distributions to non-controlling interests						—	(521)	(521)
Redemption value adjustment on non-controlling interests				(2,074)		(2,074)		(2,074)
Other comprehensive income					2,044	2,044		2,044
Balance at March 31, 2026	127,962	$1,280	$237,896	$186,845	$(1,308)	$424,713	$7,495	$432,208
Net income attributable to the Company				65,299		65,299		65,299
Net income attributable to non-controlling interests						—	400	400
Cash dividends declared for common stockholders ($0.0625 per share)				(7,992)		(7,992)		(7,992)
Forfeitures of unvested restricted stock	(20)					—		—
Stock compensation expense			4,130			4,130		4,130
Repurchase of common shares	(424)	(4)	(11,062)			(11,066)		(11,066)
Distributions to non-controlling interests						—	(272)	(272)
Other comprehensive income					2,011	2,011		2,011
Balance at June 30, 2026	127,518	$1,276	$230,964	$244,152	$703	$477,095	$7,623	$484,718
Net income attributable to the Company				65,886		65,886		65,886
Net income attributable to non-controlling interests						—	382	382
Cash dividends declared for common stockholders ($0.0625 per share)				(7,970)		(7,970)		(7,970)
Forfeitures of unvested restricted stock						—		—
Stock compensation expense			4,546			4,546		4,546
Repurchase of common shares	(1,000)	(10)	(34,983)			(34,993)		(34,993)
Distributions to non-controlling interests						—	(238)	(238)
Redemption value adjustment on non-controlling interests				(354)		(354)		(354)
Other comprehensive income					2,774	2,774		2,774
Balance at September 30, 2026	126,518	$1,266	$200,527	$301,714	$3,477	$506,984	$7,767	$514,751
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Unaudited)
(in thousands, except per share amounts)

	For the Nine Months Ended September 30, 2025
	Common Stock Issued	Common Stock Par Value	Capital in Excess of Par	Retained Earnings	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	Non-controlling Interests	Total Equity
Balance at December 31, 2024	128,126	$1,281	$260,837	$13,553	$—	$275,671	$5,040	$280,711
Net income attributable to the Company				38,911		38,911		38,911
Net income attributable to non-controlling interests						—	293	293
Cash dividends declared for common stockholders ($0.0625 per share)				(8,010)		(8,010)		(8,010)
Issuance of restricted stock	46	1	(1)			—		—
Stock compensation expense			2,269			2,269		2,269
Other comprehensive loss					(1,722)	(1,722)		(1,722)
Balance at March 31, 2025	128,172	$1,282	$263,105	$44,454	$(1,722)	$307,119	$5,333	$312,452
Net income attributable to the Company				44,560		44,560		44,560
Net income attributable to non-controlling interests						—	219	219
Cash dividends declared for common stockholders ($0.0625 per share)				(8,011)		(8,011)		(8,011)
Forfeitures of unvested restricted stock	(1)					—		—
Stock compensation expense			2,285			2,285		2,285
Distributions to non-controlling interests						—	(368)	(368)
Redemption value adjustment on non-controlling interests				(1,176)		(1,176)		(1,176)
Other comprehensive loss					(2,141)	(2,141)		(2,141)
Balance at June 30, 2025	128,171	$1,282	$265,390	$79,827	$(3,863)	$342,636	$5,184	$347,820
Net income attributable to the Company				48,259		48,259		48,259
Net income attributable to non-controlling interests						—	211	211
Cash dividends declared for common stockholders ($0.0625 per share)				(8,011)		(8,011)		(8,011)
Forfeitures of unvested restricted stock	(1)					—		—
Stock compensation expense			2,330			2,330		2,330
Distributions to non-controlling interests						—	(221)	(221)
Other comprehensive income					274	274		274
Balance at September 30, 2025	128,170	$1,282	$267,720	$120,075	$(3,589)	$385,488	$5,174	$390,662
The accompanying notes are an integral part of these condensed consolidated financial statements.

CONCENTRA GROUP HOLDINGS PARENT, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Operating activities
Net income	$187,361	$136,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,699	55,526
Loss on early retirement of debt	—	51
Stock compensation expense	12,811	6,884
Amortization of debt discount and issuance costs	3,115	2,965
Deferred income taxes	(3,094)	9,165
Other	749	400
Changes in operating assets and liabilities, net of effects of business combinations:
Accounts receivable	(62,476)	(33,848)
Other current assets	(5,569)	(5,705)
Other assets	(75,566)	4,520
Accounts payable and accrued liabilities	91,069	(15,911)
Net cash provided by operating activities	208,099	160,705
Investing activities
Business combinations, net of cash acquired	(9,995)	(333,300)
Purchases of property and equipment	(49,219)	(62,167)
Proceeds from sale of assets	4,291	742
Net cash used in investing activities	(54,923)	(394,725)
Financing activities
Borrowings on revolving facilities	—	85,000
Payments on revolving facilities	—	(50,000)
Proceeds from term loans, net of issuance costs	—	948,848
Payments on term loans	(57,125)	(852,625)
Borrowings of other debt	4,912	6,575
Principal payments on other debt	(4,976)	(8,547)
Dividends paid to common stockholders	(23,979)	(24,032)
Repurchase of common shares	(60,604)	—
Distributions to non-controlling interests	(5,483)	(4,513)
Net cash (used in) provided by financing activities	(147,255)	100,706
Net increase (decrease) in cash	5,921	(133,314)
Cash at beginning of period	79,899	183,255
Cash at end of period	$85,820	$49,941
Supplemental information
Cash paid for interest	$86,760	$94,135
Cash paid for taxes	$65,999	$39,192

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
The Company is the largest provider of occupational health services in the United States by number of locations. As of September 30, 2026, we operated 639 stand-alone occupational health centers in 42 states and 423 onsite health clinics at employer worksites in 44 states. The Company provides a diverse and comprehensive array of occupational health services, including workers’ compensation and employer services, and consumer health services.
2.    Accounting Policies
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements of the Company as of September 30, 2026, and for the three and nine months ended September 30, 2026 and 2025, have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting and the accounting principles generally accepted in the United States of America (“U.S. GAAP”). Accordingly, certain information and disclosures required by U.S. GAAP, which are normally included in the notes to the consolidated financial statements, have been condensed or omitted pursuant to those rules and regulations, although the Company believes the disclosure is adequate to make the information presented not misleading. In the opinion of management, such information contains all adjustments, which are normal and recurring in nature, necessary for a fair statement of the financial position, results of operations and cash flow for such periods.
The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2026. These unaudited condensed consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and related notes as contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 26, 2026.
The condensed consolidated financial statements include the assets, liabilities, revenue, and expenses based on our legal entity structure as well as direct and indirect costs that are attributable to our operations. Indirect costs are the costs of support functions that are partially provided on a centralized basis by Select Medical Corporation (“Select”) and its affiliates, which include finance, human resources, benefits administration, information technology, legal, corporate governance and other professional services. The support services provided by Select have been billed to the Company pursuant to a transition services agreement, as further described in Note 12—“Related Party Transactions—Transition Services Agreement”.
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
3.    Redeemable Non-Controlling Interests
The Company’s redeemable non-controlling interests are comprised of membership interests held by equity holders other than the Company in five less than wholly-owned subsidiaries. These interests are subject to redemption rights. The changes in redeemable non-controlling interests are as follows:

	2026	2025
	(in thousands)
Balance as of January 1	$19,404	$18,013
Net income attributable to redeemable non-controlling interests	1,532	1,438
Distributions to redeemable non-controlling interests	(1,248)	(842)
Redemption value adjustment on redeemable non-controlling interests	2,074	—
Balance as of March 31	$21,762	$18,609
Net income attributable to redeemable non-controlling interests	1,600	1,415
Distributions to redeemable non-controlling interests	(1,656)	(1,640)
Redemption value adjustment on redeemable non-controlling interests	—	1,176
Balance as of June 30	$21,706	$19,560
Net income attributable to redeemable non-controlling interests	1,502	1,352
Distributions to redeemable non-controlling interests	(1,548)	(1,441)
Redemption value adjustment on redeemable non-controlling interests	354	—
Balance as of September 30	$22,014	$19,471
4.    Variable Interest Entities
As of September 30, 2026, and December 31, 2025, the total assets of the Company’s variable interest entities were $322.1 million and $261.9 million, respectively, and were principally comprised of accounts receivable. As of September 30, 2026, and December 31, 2025, the total liabilities of the Company’s variable interest entities were $71.1 million and $70.1 million, respectively, and were principally comprised of accounts payable and accrued expenses. These variable interest entities have obligations payable for services received under their management agreements with the Company of $238.8 million and $180.1 million as of September 30, 2026, and December 31, 2025, respectively. These intercompany balances are eliminated in consolidation.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
5.    Leases
The Company’s total lease cost is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Operating lease cost	$31,561	$29,299	$91,456	$85,837
Finance lease cost:
Amortization of right-of-use assets	93	39	241	134
Interest on lease liabilities	45	51	133	87
Variable lease cost	6,261	6,156	19,133	17,977
Total lease cost	$37,960	$35,545	$110,963	$104,035
6.     Long-Term Debt
As of September 30, 2026, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value
	(in thousands)
6.875% senior notes	$650,000	$—	$(9,177)	$640,823
Credit facilities:
Revolving Credit Facility	—	—	—	—
Term Loan	885,750	(724)	(9,319)	875,707
Other debt(1)	4,743	—	—	4,743
Total debt	$1,540,493	$(724)	$(18,496)	$1,521,273
As of September 30, 2026, principal maturities of the Company’s long-term debt and notes payable are as follows:

	2026	2027	2028	2029	2030	Thereafter	Total
	(in thousands)
6.875% senior notes	$—	$—	$—	$—	$—	$650,000	$650,000
Credit facilities:
Revolving Credit Facility	—	—	—	—	—	—	—
Term Loan	2,375	9,500	9,500	9,500	9,500	845,375	885,750
Other debt(1)	1,303	1,218	722	381	216	903	4,743
Total debt	$3,678	$10,718	$10,222	$9,881	$9,716	$1,496,278	$1,540,493
As of December 31, 2025, the Company’s long-term debt and notes payable are as follows:

	Principal Outstanding	Unamortized Premium (Discount)	Unamortized Issuance Costs	Carrying Value
	(in thousands)
6.875% senior notes	$650,000	$—	$(10,356)	$639,644
Credit facilities:
Revolving Credit Facility	—	—	—	—
Term Loan	942,875	(839)	(10,789)	931,247
Other debt(1)	3,505	—	—	3,505
Total debt	$1,596,380	$(839)	$(21,145)	$1,574,396
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
At September 30, 2026, the Company had $430.3 million of availability under its Revolving Credit Facility, after giving effect to $19.7 million of outstanding letters of credit. At September 30, 2026, the Company had no outstanding borrowings under its Revolving Credit Facility.
The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.5 to 1.0. As of September 30, 2026, CHSI’s leverage ratio was 2.90x.
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
At September 30, 2026, the Company had $650.0 million of the Senior Notes outstanding (excluding unamortized premium and debt issuance costs of $9.2 million).
7.    Supplemental Disclosures
The following table sets forth the components of prepaid expenses and other current assets on the condensed consolidated balance sheets:

	September 30, 2026	December 31, 2025
	(in thousands)
Prepaid expenses	$26,801	$22,628
Other current assets(1)	26,780	22,671
Prepaid expenses and other current assets	$53,581	$45,299
_________________________________________
(1)    Prior period amounts were reclassified to conform to current period presentation to include prepaid income taxes in prepaid expenses and other current assets on the condensed consolidated balance sheets. Prior period prepaid income taxes is included in other current assets in the table.
The following table sets forth the components of accrued and other liabilities on the condensed consolidated balance sheets:

	September 30, 2026	December 31, 2025
	(in thousands)
Accrued payroll	$82,479	$89,504
Accrued vacation	53,020	48,860
Accrued interest	9,797	21,404
Accrued other	71,504	60,319
Income taxes payable	2,085	835
Accrued and other liabilities	$218,885	$220,922

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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The fair values and the levels within the fair value hierarchy of financial instruments recorded on the condensed consolidated balance sheets were:

			September 30, 2026		December 31, 2025
Financial Instrument	Level	Balance Sheet Classification	Carrying Value	Fair Value	Carrying Value	Fair Value
Derivatives designated as hedging instruments			(in thousands)
Assets:
Swap contracts	Level 2	Other current assets	$1,862	$1,862	$—	$—
Swap contracts	Level 2	Other assets	1,268	1,268	—	—
Total swap contracts			3,130	3,130	—	—

Collar contracts	Level 2	Other current assets	711	711	—	—
Collar contracts	Level 2	Other assets	764	764	—	—
Total collar contracts			1,475	1,475	—	—

Liabilities:
Swap contracts	Level 2	Current liability	—	—	(1,257)	(1,257)
Swap contracts	Level 2	Non-current liability	—	—	(2,180)	(2,180)
Total swap contracts			—	—	(3,437)	(3,437)

Collar contracts	Level 2	Current liability	—	—	(202)	(202)
Collar contracts	Level 2	Non-current liability	—	—	(771)	(771)
Total collar contracts			—	—	(973)	(973)
Total fair value			$4,605	$4,605	$(4,410)	$(4,410)

6.875% senior notes	Level 2		$640,823	$653,250	$639,644	$680,316
Credit facilities:
Revolving Credit Facility	Level 2		—	—	—	—
Term Loan	Level 2		$875,707	$883,536	$931,247	$949,947
The Company’s other financial instruments, which primarily consist of cash, accounts receivable, and accounts payable, approximate fair value because of the short-term maturities of these instruments.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
9.    Revenue
The following table disaggregates the Company’s revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Occupational health centers:
Workers’ compensation	$370,512	$343,454	$1,069,419	$977,752
Employer services	190,547	173,230	546,072	507,688
Consumer health	6,732	7,395	21,455	23,183
Other occupational health center revenue	1,882	1,953	6,145	6,469
Total occupational health center revenue	569,673	526,032	1,643,091	1,515,092
Onsite health clinics	38,393	34,897	114,421	74,016
Other	14,056	11,871	40,195	35,229
Total revenue	$622,122	$572,800	$1,797,707	$1,624,337
10.    Stockholders’ Equity
2025 Share Repurchase Program
On November 5, 2025, the Company’s Board of Directors (the “Board of Directors”) authorized a share repurchase program to repurchase up to $100 million of the Company’s outstanding common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program will expire on December 31, 2027, unless extended or terminated by the Board of Directors. Stock repurchases under the 2025 Share Repurchase Program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Board of Directors deems appropriate. The Company will fund the 2025 Share Repurchase Program with cash on hand. The authorization of the 2025 Share Repurchase Program does not obligate the Company to repurchase any shares.
During the three and nine months ended September 30, 2026, the Company repurchased 1.0 million and 2.1 million shares of common stock under the 2025 Share Repurchase Program for $34.7 million and $60.6 million, respectively, excluding commissions paid and excise taxes. All repurchased shares were permanently retired. As of September 30, 2026, the Company’s remaining authorization to repurchase shares under the 2025 Share Repurchase Program was $19.4 million.
On August 21, 2026, the Company repurchased 1.0 million shares of the Company’s common stock from Robert A. Ortenzio, chairman of the Board of Directors, under the 2025 Share Repurchase Program at a purchase price of $34.65 per share and a total purchase price of $34.65 million pursuant to a stock repurchase agreement. Refer to Note 12—“Related Party Transactions—Related Party Share Repurchase” for additional information regarding related party transactions.
Dividends
On February 25, 2026, May 5, 2026, and August 5, 2026, the Board of Directors declared a cash dividend of $0.0625 per share. On March 19, 2026, June 9, 2026, and August 28, 2026, cash dividends of approximately $8.0 million were paid on each payment date, for a total of approximately $24.0 million paid in 2026.
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
11.    Earnings per Share
As of September 30, 2026 and 2025, the Company’s capital structure consists of common stock and unvested restricted stock. To calculate earnings per share (“EPS”) for the three and nine months ended September 30, 2026 and 2025, the Company applied the two-class method because its unvested restricted shares were participating securities.
The following table sets forth the net income attributable to the Company, its shares, and its participating shares:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Net income	$67,770	$49,822	$187,361	$136,658
Less: net income attributable to non-controlling interests	1,884	1,563	5,688	4,928
Net income attributable to the Company	65,886	48,259	181,673	131,730
Less: distributed and undistributed net income attributable to participating securities	1,388	573	3,826	1,558
Distributed and undistributed net income attributable to common shares	$64,498	$47,686	$177,847	$130,172
The following table sets forth the computation of EPS under the two-class method:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$64,498	124,426	$0.52	$47,686	126,647	$0.38
Participating securities	1,388	2,678	$0.52	573	1,523	$0.38
Total Company	$65,886	127,104	$0.52	$48,259	128,170	$0.38

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Net Income Allocation	Shares(1)	Basic and Diluted EPS	Net Income Allocation	Shares(1)	Basic and Diluted EPS
	(in thousands, except for per share amounts)
Common shares	$177,847	125,098	$1.42	$130,172	126,647	$1.03
Participating securities	3,826	2,691	$1.42	1,558	1,516	$1.03
Total Company	$181,673	127,789	$1.42	$131,730	128,163	$1.03
_________________________________________
(1)    Represents the weighted average shares outstanding during the period.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
12.    Related Party Transactions
Related Party Share Repurchase
On August 21, 2026, the Company entered into a stock repurchase agreement with Robert A. Ortenzio, chairman of the Board of Directors, and certain related entities for the purchase of 1.0 million shares of the Company’s common stock in a privately-negotiated transaction at a purchase price of $34.65 per share for a total purchase price of $34.65 million. The purchase price represents a 1% discount to the closing price for the common stock on August 21, 2026. The repurchase was made under the 2025 Share Repurchase Program and was funded using the Company’s cash on hand. The repurchase was approved by the Audit and Compliance Committee of the Board of Directors, with Mr. Ortenzio recused from all deliberations and approvals relating to the repurchase.
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
Transition Services Agreement
The Company pays a fee to Select for the shared support functions provided on a centralized basis by Select and its affiliates, pursuant to the transition services agreement. The transition services agreement, which became effective concurrent with the IPO, provides the framework for the services provided by Select and the applicable fee for such services. The services provided under the transition services agreement will cease on November 25, 2026 as scheduled. Transition services agreement fees were $0.4 million and $2.7 million for the three months ended September 30, 2026 and 2025, and $3.0 million and $9.9 million for the nine months ended September 30, 2026 and 2025, respectively.
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
California Whistleblower Matter. On November 10, 2025, by order of the Superior Court of California for Santa Clara County, a qui tam lawsuit against the Company under the California Insurance Frauds Prevention Act was unsealed after the California Department of Insurance declined to intervene. The complaint alleges that certain physical therapy referral guidelines resulted in the Company submitting false and fraudulent claims for reimbursement to private insurance companies and some public insurance entities. The complaint further claims that the Company retaliated against the relator by terminating his employment for having engaged in protected activity. At this time, the Company is unable to predict the timing and outcome of this matter.
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
Physical Therapy Billing. In 2021, Select, the former parent of the Company, received a letter from a Trial Attorney at the U.S. Department of Justice, Civil Division, Commercial Litigation Branch, Fraud Section (“DOJ”) stating that the DOJ, in conjunction with the U.S. Department of Health and Human Services (“HHS”), is investigating Select in connection with potential violations of the False Claims Act, 31 U.S.C. § 3729, et seq. The letter specified that the investigation relates to Select’s billing for physical therapy services, and indicated that the DOJ would be requesting certain records from Select. Although the DOJ’s initial requests involved Select’s outpatient therapy clinics, in 2022 and 2023, the DOJ sought and the Company produced additional data and documents relating to the physical therapy services furnished by the Company and has subsequently made employees available for interviews. In May 2024, by order of the U.S. District Court for the Middle District of Florida, a qui tam lawsuit that is related to the DOJ’s investigation was unsealed after the U.S. filed a notice declining to intervene in the case. The lawsuit, filed in May 2021 and amended in October 2021, was brought by Kathleen Kane, a physical therapist formerly employed in Select’s outpatient division, against Select, Select Physical Therapy Holdings, Inc. and Select Employment Services, Inc., but did not name the Company as a defendant. The amended complaint alleges that the defendants billed federally funded health programs for one-on-one therapy services when group therapy was performed or overbilled for one-on-one therapy services, billed for unreimbursable unskilled physical therapy services, and submitted claims containing signatures of therapists who did not provide the billed services.
On September 9, 2026 the DOJ informed the Company that it is the subject of a separate investigation under the False Claims Act regarding this matter. The Company is continuing to cooperate with the government in this investigation. The outcome of this matter and its potential impact on the Company's financial condition and results of operations cannot currently be predicted.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Revenue	$622,122	$572,800	$1,797,707	$1,624,337

Expenses:(1)
Personnel expenses	344,233	325,280	1,002,094	914,404
Facility expenses	55,430	52,561	159,853	152,235
Other expenses	82,223	76,042	233,902	221,104
Total segment expenses	481,886	453,883	1,395,849	1,287,743
Segment Adjusted EBITDA	$140,236	$118,917	$401,858	$336,594

Total assets	$3,011,636	$2,843,930	$3,011,636	$2,843,930
Purchases of property and equipment	$22,466	$21,209	$49,219	$62,167
Depreciation and amortization	$20,152	$19,909	$59,699	$55,526
_________________________________________
(1)    Includes transition services agreement fees of $0.4 million and $2.7 million for the three months ended September 30, 2026 and 2025, and $3.0 million and $9.9 million for the nine months ended September 30, 2026 and 2025, respectively. See Note 12—“Related Party Transactions—Transition Services Agreement”, for additional information.

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
Segment Adjusted EBITDA is calculated as net income before interest, income taxes, depreciation and amortization, stock compensation expense, acquisition related costs, gains or losses on early retirement of debt, and separation transaction costs.
The following table reconciles Segment Adjusted EBITDA to income before income taxes for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands)
Segment Adjusted EBITDA	$140,236	$118,917	$401,858	$336,594
Interest expense	(25,163)	(28,683)	(76,889)	(82,424)
Loss on early retirement of debt	—	—	—	(875)
Stock compensation expense	(4,546)	(2,330)	(12,811)	(6,884)
Depreciation and amortization	(20,152)	(19,909)	(59,699)	(55,526)
Separation transaction costs(1)	(273)	(1,025)	(3,126)	(2,700)
Nova and Pivot Onsite Innovations acquisition costs	(66)	(1,181)	(345)	(7,151)
Income before income taxes	$90,036	$65,789	$248,988	$181,034
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
For the three and nine months ended September 30, 2026, Pivot Onsite Innovations had total revenue of $16.8 million and $51.0 million, respectively, which was included in the condensed consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited) (in thousands)
Total revenue	$622,122	$572,800	$1,797,707	$1,671,250
Net income attributable to the Company	$65,886	$50,631	$181,673	$141,460
The pro forma financial information is based on the final allocation of the purchase prices of Nova and Pivot Onsite Innovations. The net income tax impact was calculated at the effective tax rate, as if Nova and Pivot Onsite Innovations had been a subsidiary of the Company as of January 1, 2025.
Pro forma results for the three and nine months ended September 30, 2025, were adjusted to exclude acquisition-related expenses incurred by the Company that are directly attributable to Nova and Pivot Onsite Innovations. These excluded costs primarily consist of legal, advisory, and transaction-related compensation expenses that are nonrecurring in nature and not reflective of the ongoing operations of the combined business.
16.    Derivative Instruments
The Company uses derivative instruments to manage its exposure to variable-rate debt indexed to 1-month Term Secured Overnight Financing Rate (“Term SOFR”), issued under its Term Loan drawn from the Company’s Credit Agreement.
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
Deferred Hedging Gains and Losses on Cash Flow Hedges
Based on our valuation at September 30, 2026 and assuming market rates remain constant through contract maturities, we expect transfers to earnings of the existing gains or losses reported in accumulated other comprehensive income on interest rate cash flow hedges during the next 12 months to correspond to the current assets and liabilities portion of the derivative as disclosed in Note 8—“Fair Value of Financial Instruments”.

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

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Accumulated Other Comprehensive Income Component (OCI)	Location of Gains/(Losses) When Reclassified to Net Income/(Loss)	Gains/(Losses) Recognized in OCI Related to Derivatives Designated as Hedging Instruments
Cash flow hedges:
Swap contracts	Interest expense	$2,459	$(184)	$6,567	$(3,467)
Collar contracts	Interest expense	1,215	554	2,448	(1,286)
Total gains/(losses) recognized in statements of comprehensive income		$3,674	$370	$9,015	$(4,753)
Derivative Impact on the Statements of Income
The following table presents the pre-tax amounts of derivative gains or (losses) recorded to earnings and the affected income statement line items (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	Interest expense
Total amounts presented in the condensed consolidated statements of income in which the following effects were recorded

(Losses)/gains related to derivatives designated as hedging instruments:
Cash flow hedges(1):
Swap contracts	$(109)	$386	$(354)	$877
Collar contracts(2)	—	—	—	—
Total (losses)/gains recognized in statements of income	$(109)	$386	$(354)	$877
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

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
17.    Accumulated Other Comprehensive Income (Loss)
The components of, and changes in, accumulated other comprehensive income (loss), net of tax, were as follows (in thousands):

Net Cash Flow Hedge Adjustments
Balance as of December 31, 2025	$(3,352)
Net deferred gains/(losses) on cash flow hedges	7,096
Net deferred (losses)/gains on cash flow hedges reclassified to net income	(267)
Balance as of September 30, 2026	$3,477

Net Cash Flow Hedge Adjustments
Balance as of December 31, 2024	$—
Net deferred (losses)/gains on cash flow hedges	(4,117)
Net deferred gains/(losses) on cash flow hedges reclassified to net income	765
Balance as of December 31, 2025	$(3,352)
The gross amount and related tax benefit/(expense) recorded in, and associated with, each component of other comprehensive income were as follows (in thousands):

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Net deferred gains/(losses) on cash flow hedges	$3,783	$(927)	$2,856	$(16)	$1	$(15)
Net deferred (losses)/gains on cash flow hedges reclassified to net income	$(109)	$27	$(82)	$386	$(97)	$289

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
	Before Tax Amount	Tax	Net of Tax Amount	Before Tax Amount	Tax	Net of Tax Amount
Net deferred gains/(losses) on cash flow hedges	$9,369	$(2,273)	$7,096	$(5,630)	$1,382	$(4,248)
Net deferred (losses)/gains on cash flow hedges reclassified to net income	$(354)	$87	$(267)	$877	$(218)	$659

CONCENTRA GROUP HOLDINGS PARENT, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)
The amounts reclassified from accumulated other comprehensive income were as follows (in thousands):

		Three Months Ended September 30,		Nine Months Ended September 30,
		2026	2025	2026	2025
Accumulated Other Comprehensive Income (OCI) Component	Affected Line Item in the Statements of Income	Reclassified from Accumulated OCI to Earnings
(Losses)/gains on cash flow hedges:
Swap contract	Interest expense	$(109)	$386	$(354)	$877
Collar contract(1)	Interest expense	—	—	—	—
(Losses)/gains on hedges before income taxes		$(109)	$386	$(354)	$877
Income tax benefit/(expense)		27	(97)	87	(218)
(Losses)/gains on hedges		$(82)	$289	$(267)	$659
_________________________________________
(1)    As of the reporting date, the 1-month Term SOFR remains within the specified cap strike and floor strike bands. Consequently, no amounts have been reclassified from OCI to earnings.
18.    Subsequent Events
Dividend
On November 4, 2026, the Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about December 4, 2026, to stockholders of record as of the close of business on November 19, 2026.
Restricted Stock Awards
On November 3, 2026, the Human Capital and Compensation Committee approved granting directors and certain of the Company’s employees 1.3 million restricted stock awards, which generally vest annually over four years. The fair value of these awards was $51.5 million.
2026 Share Repurchase Program
On November 4, 2026, the Board of Directors authorized a new share repurchase program to repurchase up to $250 million of the Company’s outstanding common stock with no expiration date (the “2026 Share Repurchase Program”). The 2026 Share Repurchase Program is in addition to the 2025 Share Repurchase Program. Stock repurchases under the 2026 Share Repurchase Program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Board of Directors deems appropriate. The authorization of the 2026 Share Repurchase Program does not obligate the Company to repurchase any shares.

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
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the federal securities laws. Statements that are not historical facts, including statements about our beliefs and expectations, are forward-looking statements. Forward-looking statements may be identified by the use of words such as “plans,” “expects,” “will,” “anticipates,” “estimates” and other words of similar meaning in conjunction with, among other things: discussions of future operations; expected operating results and financial performance; impact of planned acquisitions and dispositions; our strategy for growth; product development activities; regulatory approvals; market position; market size and opportunity; expenditures; and the effects of the separation from Select Medical Corporation (“Select”) on our business.
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
•Our ability to manage relationships with managed affiliated professional medical groups;
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
•The effects of the separation from Select on our business;
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

Overview
We were founded in 1979 and have grown to be the largest provider of occupational health services in the United States by number of locations. Our national presence enables us to provide access to high-quality care that supports our mission to improve the health of America’s workforce. As of September 30, 2026, we operated 639 stand-alone occupational health centers in 42 states and 423 onsite health clinics at employer worksites in 44 states. We also have expanded our reach via our telemedicine program serving 44 states and the District of Columbia. In total, we deliver services across 46 states and the District of Columbia. Our patients are generally employed by our main customers — employers across the United States.
Our business is organized into three operating segments based primarily on the type or location of occupational health services provided:
•Occupational health centers: Our occupational health centers operating segment encompasses the services we deliver at our 639 occupational health center facilities across the United States. In this operating segment, we serve all types of employers, from Fortune 100 companies to small businesses. The occupational health services provided in this operating segment include workers’ compensation and employer services, and we also provide consumer health services.
•Onsite health clinics: Our onsite health clinics operating segment delivers occupational health services and/or employer-sponsored primary care services at an employer’s workplace, including mobile health services and episodic specialty testing services — we deliver our services at 423 permanent on-site locations and multiple other employer locations through our episodic services. In this operating segment, we serve medium to large-sized employers.
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
The following table represents the percentage of revenue by our operating segments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Occupational health centers	92%	92%	92%	93%
Onsite health clinics	6%	6%	6%	5%
Other businesses	2%	2%	2%	2%
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

The following table sets forth the percentage of our overall visits per day (“VPD”) volume in our occupational health center operating segment by service offering, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Workers’ compensation services	45%	45%	46%	45%
Employer services	54%	53%	53%	53%
Consumer health services	1%	2%	1%	2%
The following table sets forth the percentage of visit-related revenue in our occupational health center operating segment by service offering, for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Workers’ compensation services	65%	65%	65%	65%
Employer services	34%	33%	34%	33%
Consumer health services	1%	2%	1%	2%
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
The following table sets forth operating statistics for our occupational health centers operating segment for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	% Change	2026	2025		% Change
Number of patient visits
Workers’ compensation	1,690,024	1,621,435	4.2%	4,922,350	4,656,296		5.7%
Employer services	1,992,081	1,882,820	5.8%	5,681,649	5,456,615		4.1%
Consumer health	49,851	53,442	(6.7)%	157,982	169,474		(6.8)%
Total	3,731,956	3,557,697	4.9%	10,761,981	10,282,385		4.7%
VPD volume
Workers’ compensation	26,407	25,335	4.2%	25,771	24,379		5.7%
Employer services	31,126	29,419	5.8%	29,747	28,569		4.1%
Consumer health	779	835	(6.7)%	827	887		(6.8)%
Total	58,312	55,589	4.9%	56,345	53,834	(1)	4.7%
Revenue per visit
Workers’ compensation	$219.24	$211.82	3.5%	$217.26	$209.98		3.5%
Employer services	95.65	92.01	4.0%	96.11	93.04		3.3%
Consumer health	135.04	138.38	(2.4)%	135.81	136.80		(0.7)%
Total	$152.14	$147.31	3.3%	$152.10	$146.72		3.7%
Business days	64	64		191	191
_________________________________________
(1)    Does not foot due to rounding.

Facility Counts
The following table sets forth facility counts for our occupational health centers and onsite health clinics operating segments for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Number of occupational health centers—start of period	633	628	628	552
Number of occupational health centers acquired	4	—	7	72
Number of occupational health centers de novos	3	1	5	5
Number of occupational health centers closed	(1)	(1)	(1)	(1)
Number of occupational health centers—end of period	639	628	639	628
Number of onsite health clinics—end of period	423	413	423	413
Results of Operations
The following tables outline selected operating data as a percentage of revenue for the periods indicated:

	Three Months Ended September 30,
	2026		2025
($ in thousands)	Amount	Percent(2)	Amount	Percent(2)
Revenue	$622,122	100.0%	$572,800	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	426,650	68.6	405,535	70.8
General and administrative, exclusive of depreciation and amortization	60,928	9.8	52,884	9.2
Depreciation and amortization	20,152	3.2	19,909	3.5
Total costs and expenses	507,730	81.6	478,328	83.5
Other operating income, net	807	0.1	—	—
Income from operations	115,199	18.5	94,472	16.5
Other income and expense:
Interest expense	(25,163)	(4.0)	(28,683)	(5.0)
Income before income taxes	90,036	14.5	65,789	11.5
Income tax expense	22,266	3.6	15,967	2.8
Net income	67,770	10.9	49,822	8.7
Less: net income attributable to non-controlling interests	1,884	0.3	1,563	0.3
Net income attributable to the Company	$65,886	10.6%	$48,259	8.4%
Adjusted EBITDA(1)	$140,236	22.5%	$118,917	20.8%
Adjusted Net Income Attributable to the Company(1)	$66,141	10.6%	$49,929	8.7%
_________________________________________
(1)    Adjusted EBITDA and Adjusted Net Income Attributable to the Company are financial measures not calculated in accordance with U.S. GAAP. For definitions and reconciliations to the U.S. GAAP measures, refer to “—Non-GAAP Measures”.
(2)    Totals in this column may not foot due to rounding.

	Nine Months Ended September 30,
	2026		2025
($ in thousands)	Amount	Percent(2)	Amount	Percent(2)
Revenue	$1,797,707	100.0%	$1,624,337	100.0%
Costs and expenses:
Cost of services, exclusive of depreciation and amortization	1,239,669	69.0	1,151,970	70.9
General and administrative, exclusive of depreciation and amortization	172,885	9.6	152,528	9.4
Depreciation and amortization	59,699	3.3	55,526	3.4
Total costs and expenses	1,472,253	81.9	1,360,024	83.7
Other operating income, net	423	0.0	20	0.0
Income from operations	325,877	18.1	264,333	16.3
Other income and expense:
Loss on early retirement of debt	—	—	(875)	(0.1)
Interest expense	(76,889)	(4.3)	(82,424)	(5.1)
Income before income taxes	248,988	13.9	181,034	11.1
Income tax expense	61,627	3.4	44,376	2.7
Net income	187,361	10.4	136,658	8.4
Less: net income attributable to non-controlling interests	5,688	0.3	4,928	0.3
Net income attributable to the Company	$181,673	10.1%	$131,730	8.1%
Adjusted EBITDA(1)	$401,858	22.4%	$336,594	20.7%
Adjusted Net Income Attributable to the Company(1)	$184,283	10.3%	$139,828	8.6%
_________________________________________
(1)    Adjusted EBITDA and Adjusted Net Income Attributable to the Company are financial measures not calculated in accordance with U.S. GAAP. For definitions and reconciliations to the U.S. GAAP measures, refer to “—Non-GAAP Measures”.
(2)    Totals in this column may not foot due to rounding.
Three Months Ended September 30, 2026, Compared to Three Months Ended September 30, 2025
Revenue
Revenue increased 8.6% to $622.1 million for the three months ended September 30, 2026, compared to $572.8 million for the three months ended September 30, 2025, driven primarily by organic increases in both volume of patient visits and revenue per visit, as described below.
Our total patient visits increased 4.9% to 3,731,956 for the three months ended September 30, 2026, compared to 3,557,697 visits for the three months ended September 30, 2025. Total VPD volume increased 4.9% to 58,312 for the three months ended September 30, 2026, compared to 55,589 for the three months ended September 30, 2025, primarily due to organic growth. Workers’ compensation VPD volume increased 4.2% to 26,407 from 25,335 and employer services VPD volume increased 5.8% to 31,126 from 29,419, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.
Revenue per visit increased 3.3% to $152.14 for the three months ended September 30, 2026, compared to $147.31 for the three months ended September 30, 2025. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, for the three months ended September 30, 2026. Revenue per visit for workers’ compensation visits increased 3.5% to $219.24 from $211.82 and revenue per visit for employer services visits increased 4.0% to $95.65 from $92.01, for the three months ended September 30, 2026, compared to the three months ended September 30, 2025.

Cost of Services
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services expense was $426.7 million, or 68.6% of revenue, for the three months ended September 30, 2026, compared to $405.5 million, or 70.8% of revenue, for the three months ended September 30, 2025. The cost of services expense as a percentage of revenue decreased primarily due to increased staffing efficiencies across our centers, relative to an 8.6% increase in revenue during the period.
General and Administrative
Our general and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, corporate offices, and other administrative areas as well as executive compensation. General and administrative expense was $60.9 million, or 9.8% of revenue, for the three months ended September 30, 2026, compared to $52.9 million, or 9.2% of revenue, for the three months ended September 30, 2025. The increase in general and administrative expense as a percentage of revenue is primarily due to increased personnel costs due to the planned addition of new full-time employees and other non-personnel costs to support the separation from Select and operate as a standalone public company, stock compensation expense, and one-time costs to separate from Select.
Depreciation and Amortization
Depreciation and amortization expense was $20.2 million for the three months ended September 30, 2026, compared to $19.9 million for the three months ended September 30, 2025. The increase was primarily due to recent growth through de novos and acquisitions.
Interest Expense
For the three months ended September 30, 2026, we had interest expense of $25.2 million, compared to $28.7 million for the three months ended September 30, 2025. The decrease in interest expense was primarily due to the amortization of the term loan combined with the $85 million in borrowings on the Revolving Credit Facility incurred in the first half of 2025, of which $35 million was outstanding as of September 30, 2025 and was fully repaid in October 2025. In addition, interest expense decreased as a result of a 25-basis point step down in the leverage-based pricing grid on the term loan in August 2026 due to a lower leverage ratio.
Income Taxes
We recorded income tax expense of $22.3 million for the three months ended September 30, 2026, which represented an effective tax rate of 24.7%. We recorded income tax expense of $16.0 million for the three months ended September 30, 2025, which represented an effective tax rate of 24.3%. Our income tax expense is computed based on annual estimates, which we allocate throughout the year based on our income. This intra-period tax allocation may cause our effective tax rate to reflect variances when compared to the prior year, as estimates of our annual income and the components of our income tax expense change throughout the year.
Nine Months Ended September 30, 2026, Compared to Nine Months Ended September 30, 2025
Revenue
Revenue increased 10.7% to $1,797.7 million for the nine months ended September 30, 2026, compared to $1,624.3 million for the nine months ended September 30, 2025, driven primarily by organic increases in both volume of patient visits and revenue per visit, as described below, as well as a $28.9 million increase in revenue related to the acquisition of Onsite Innovations, LLC (“Pivot Onsite Innovations”) in June 2025, and a $29.3 million increase in revenue related to the acquisition of Nova Medical Centers (“Nova”) in March 2025.
Our total patient visits increased 4.7% to 10,761,981 for the nine months ended September 30, 2026, compared to 10,282,385 visits for the nine months ended September 30, 2025. Total VPD volume increased 4.7% to 56,345 for the nine months ended September 30, 2026, compared to 53,834 for the nine months ended September 30, 2025, primarily due to organic growth. Workers’ compensation VPD volume increased 5.7% to 25,771 from 24,379 and employer services VPD volume increased 4.1% to 29,747 from 28,569, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

Revenue per visit increased 3.7% to $152.10 for the nine months ended September 30, 2026, compared to $146.72 for the nine months ended September 30, 2025. We experienced a higher revenue per visit principally due to increases in the reimbursement rates payable pursuant to certain state fee schedules for workers’ compensation visits, as well as increases in our employer services rates, for the nine months ended September 30, 2026. Revenue per visit for workers’ compensation visits increased 3.5% to $217.26 from $209.98 and revenue per visit for employer services visits increased 3.3% to $96.11 from $93.04, for the nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.
Cost of Services
Our cost of services expense includes all direct and indirect support costs related to providing services to our customers. Cost of services was $1,239.7 million, or 69.0% of revenue, for the nine months ended September 30, 2026, compared to $1,152.0 million, or 70.9% of revenue, for the nine months ended September 30, 2025. The percentage of revenue decreased primarily due to increased staffing efficiencies and Nova expenses that were incurred during the nine months ended September 30, 2025 that were eliminated through synergies in 2025, relative to a 10.7% increase in revenue during the period.
General and Administrative
General and administrative expense includes corporate overhead such as finance, legal, human resources, marketing, corporate offices, and other administrative areas as well as executive compensation. Our general and administrative expenses were $172.9 million, or 9.6% of revenue, for the nine months ended September 30, 2026, compared to $152.5 million, or 9.4% of revenue, for the nine months ended September 30, 2025. General and administrative expense as a percentage of revenue increased compared to prior period primarily due to increased personnel costs due to the planned addition of new full-time employees and other non-personnel costs to support the separation from Select and operate as a standalone public company, stock compensation expense, and one-time costs to separate from Select.
Depreciation and Amortization
Depreciation and amortization expense was $59.7 million for the nine months ended September 30, 2026, compared to $55.5 million for the nine months ended September 30, 2025. The increase was primarily due to recent growth through de novos and acquisitions.
Interest Expense
For the nine months ended September 30, 2026, we had interest expense of $76.9 million, compared to $82.4 million for the nine months ended September 30, 2025. The decrease in interest expense was primarily due to the amortization of the term loan combined with the $85 million in borrowings on the Revolving Credit Facility incurred in the first half of 2025, of which $35 million was outstanding as of September 30, 2025 and was fully repaid in October 2025. In addition, interest expense decreased as a result of a 25-basis point step down in the leverage-based pricing grid on the term loan in August 2026 due to a lower leverage ratio.
Income Taxes
We recorded income tax expense of $61.6 million for the nine months ended September 30, 2026, which represented an effective tax rate of 24.8%. We recorded income tax expense of $44.4 million for the nine months ended September 30, 2025, which represented an effective tax rate of 24.5%. Our income tax expense is computed based on annual estimates, which we allocate throughout the year based on our income. This intra-period tax allocation may cause our effective tax rate to reflect variances when compared to the prior year, as estimates of our annual income and the components of our income tax expense change throughout the year.

Liquidity and Capital Resources
Cash Flows for the Nine Months Ended September 30, 2026 and Nine Months Ended September 30, 2025
In the following table and analysis, we discuss cash flows from operating activities, investing activities, and financing activities for the periods indicated.

	Nine Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	$208,099	$160,705
Net cash used in investing activities	(54,923)	(394,725)
Net cash (used in) provided by financing activities	(147,255)	100,706
Net increase (decrease) in cash	5,921	(133,314)
Cash at beginning of period	79,899	183,255
Cash at end of period	$85,820	$49,941
Operating activities provided $208.1 million and $160.7 million of cash flows during the nine months ended September 30, 2026 and 2025, respectively. The increase in cash flows from operating activities for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025, was primarily due to an increase in net income from organic growth and through acquisitions and de novos.
Investing activities used $54.9 million and $394.7 million of cash flows for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the principal uses of cash were $49.2 million for purchases of property and equipment under our capital program to open de novos, upgrade and maintain existing facilities, and technology investments, and $10.0 million for the acquisition of businesses in Minnesota and California. This was partially offset by $4.3 million of proceeds from the sale of previously owned buildings. For the nine months ended September 30, 2025, the principal uses of cash were $62.2 million for purchases of property and equipment under our capital program to open de novos, upgrade and maintain existing facilities, Nova start-up capital, and technology investments, and $333.3 million for acquisitions of businesses, which primarily includes the purchases of Nova and Pivot Onsite Innovations.
Financing activities used $147.3 million and provided $100.7 million of cash flows for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, the principal uses of cash were repurchases of common stock of $60.6 million, payments on the term loan of $57.1 million, which included a $50.0 million voluntary prepayment, dividends paid to common stockholders of $24.0 million, and distributions to non-controlling interests of $5.5 million. For the nine months ended September 30, 2025, the principal sources of cash were due to the updated term loan net proceeds of $948.8 million, and from borrowings on our Revolving Credit Facility of $85.0 million. This was partially offset by payment of the original term loan of $852.6 million, voluntary revolver repayments of $50.0 million, dividend payments of $24.0 million to stockholders, and distributions to non-controlling interests of $4.5 million.
Capital Resources
We had net working capital of $106.7 million at September 30, 2026, compared to net working capital of $45.9 million at December 31, 2025. The increase in net working capital was primarily attributable to a significant increase in accounts receivable, due principally to increased revenue per day.
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
During the three months ended September 30, 2026, the Company used cash on hand to make voluntary prepayments of $50.0 million on the term loan. These prepayments were not contractually required and the balance on the term loan will be payable on July 26, 2031.

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
At September 30, 2026, the Company had $430.3 million of availability under its Revolving Credit Facility, after giving effect to $19.7 million of outstanding letters of credit. At September 30, 2026, the Company had no outstanding borrowings under its Revolving Credit Facility.
The Credit Facilities require CHSI to maintain a leverage ratio (as defined in the Credit Agreement), which is tested quarterly and currently must not be greater than 6.5 to 1.0. As of September 30, 2026, CHSI’s leverage ratio was 2.90x.
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
At September 30, 2026, the Company had $650.0 million of the Senior Notes outstanding (excluding unamortized premium and debt issuance costs of $9.2 million).
Hedging
On March 3, 2025 we entered into derivative swap and collar contracts to mitigate our exposure to variable Term Secured Overnight Financing Rate (“Term SOFR”) interest rates, which expire on February 29, 2028. The derivative swap contract limits the Term SOFR rate to a fixed rate of 3.829% on $300.0 million of principal outstanding under our Term Loan. We also entered into a derivative collar contract, which limits the Term SOFR rate to a cap of 4.500% and floor of 3.001% on $300.0 million of principal outstanding under our Term Loan. These derivative contracts limit our Term SOFR variable interest exposure on our $885.8 million Term Loan.
Liquidity
We believe our internally generated cash flows and borrowing capacity under our Revolving Credit Facility will allow us to finance our operations in both the short and long term. As of September 30, 2026, we had cash of $85.8 million and $430.3 million of availability under our Revolving Credit Facility, after giving effect to $19.7 million of outstanding letters of credit.
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
Restricted Stock Awards
On November 3, 2026, the Human Capital and Compensation Committee approved granting directors and certain of the Company’s employees 1.3 million restricted stock awards, which generally vest annually over four years. The fair value of these awards was $51.5 million.

2025 Share Repurchase Program
On November 5, 2025, the Company’s Board of Directors (the “Board of Directors”) authorized a share repurchase program to repurchase up to $100 million of the Company’s outstanding common stock (the “2025 Share Repurchase Program”). The 2025 Share Repurchase Program will expire on December 31, 2027, unless extended or terminated by the Board of Directors. Stock repurchases under the 2025 Share Repurchase Program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Board of Directors deems appropriate. The Company will fund the 2025 Share Repurchase Program with cash on hand. The authorization of the 2025 Share Repurchase Program does not obligate the Company to repurchase any shares.
During the three and nine months ended September 30, 2026, the Company repurchased 1.0 million and 2.1 million shares of common stock under the 2025 Share Repurchase Program for $34.7 million and $60.6 million respectively, excluding commissions paid and excise taxes. All repurchased shares were permanently retired. As of September 30, 2026, the Company’s remaining authorization to repurchase shares under the 2025 Share Repurchase Program was $19.4 million.
On August 21, 2026, the Company repurchased 1.0 million shares of the Company’s common stock from Robert A. Ortenzio, chairman of the Board of Directors, under the 2025 Share Repurchase Program at a purchase price of $34.65 per share and a total purchase price of $34.65 million pursuant to a stock repurchase agreement. Refer to Note 12—“Related Party Transactions—Related Party Share Repurchase” for additional information regarding related party transactions.
2026 Share Repurchase Program
On November 4, 2026, the Board of Directors authorized a new share repurchase program to repurchase up to $250 million of the Company’s outstanding common stock with no expiration date (the “2026 Share Repurchase Program”). The 2026 Share Repurchase Program is in addition to the 2025 Share Repurchase Program. Stock repurchases under the 2026 Share Repurchase Program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Board of Directors deems appropriate. The authorization of the 2026 Share Repurchase Program does not obligate the Company to repurchase any shares.
Dividends
On February 25, 2026, May 5, 2026, and August 5, 2026, the Board of Directors declared a cash dividend of $0.0625 per share. On March 19, 2026, June 9, 2026, and August 28, 2026, cash dividends of approximately $8.0 million were paid on each payment date, for a total of approximately $24.0 million paid in 2026.
On November 4, 2026, the Board of Directors declared a cash dividend of $0.0625 per share. The dividend will be payable on or about December 4, 2026, to stockholders of record as of the close of business on November 19, 2026.
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
Contractual Obligations
During 2026, the Company entered into long-term non-cancelable agreements with vendors for software as a service, software licensing, and support services. These commitments totaled approximately $21.8 million, with payment obligations due between 2026 and 2030.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
($ in thousands)	Amount	% of Revenue(4)	Amount	% of Revenue(4)	Amount	% of Revenue(4)	Amount	% of Revenue(4)
Reconciliation of Adjusted EBITDA:
Net income(1)	$67,770	10.9%	$49,822	8.7%	$187,361	10.4%	$136,658	8.4%
Add (Subtract):
Income tax expense	22,266	3.6	15,967	2.8	61,627	3.4	44,376	2.7
Interest expense	25,163	4.0	28,683	5.0	76,889	4.3	82,424	5.1
Loss on early retirement of debt	—	—	—	—	—	—	875	0.1
Stock compensation expense	4,546	0.7	2,330	0.4	12,811	0.7	6,884	0.4
Depreciation and amortization	20,152	3.2	19,909	3.5	59,699	3.3	55,526	3.4
Separation transaction costs(2)	273	0.0	1,025	0.2	3,126	0.2	2,700	0.2
Nova and Pivot Onsite Innovations acquisition costs	66	0.0	1,181	0.2	345	0.0	7,151	0.4
Adjusted EBITDA(3)	$140,236	22.5%	$118,917	20.8%	$401,858	22.4%	$336,594	20.7%
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

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands, except per share amounts)	2026	Per Share(3)	2025	Per Share(3)	2026	Per Share(3)	2025	Per Share(3)
Reconciliation of Adjusted Net Income Attributable to the Company:
Net income attributable to the Company	$65,886	$0.52	$48,259	$0.38	$181,673	$1.42	$131,730	$1.03
Adjustments:
Loss on early retirement of debt	—	—	—	—	—	—	875	0.01
Separation transaction costs(1)	273	0.00	1,025	0.01	3,126	0.02	2,700	0.02
Nova and Pivot Onsite Innovations acquisition costs	66	0.00	1,181	0.01	345	0.00	7,151	0.06
Total additions (subtractions), net	$339	$0.00	$2,206	$0.02	$3,471	$0.03	$10,726	$0.08
Less: tax effect of adjustments(2)	(84)	(0.00)	(536)	(0.00)	(861)	(0.01)	(2,628)	(0.02)
Adjusted Net Income Attributable to the Company	$66,141	$0.52	$49,929	$0.39	$184,283	$1.44	$139,828	$1.09

Weighted average shares outstanding - diluted		127,104		128,170		127,789		128,163
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
The following table reconciles net cash provided by operating activities to Free Cash Flow.

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2026	2025	2026	2025
Reconciliation of Free Cash Flow:
Net cash provided by operating activities	$51,870	$60,627	$208,099	$160,705
Add (Subtract):
Net cash used in investing activities	(25,880)	(20,468)	(54,923)	(394,725)
Business combinations, net of cash acquired	6,235	—	9,995	333,300
Free Cash Flow	$32,225	$40,159	$163,171	$99,280
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
At September 30, 2026, we had outstanding borrowings under our credit facilities consisting of an $885.8 million Term Loan (excluding unamortized original issue discount and debt issuance costs of $10.0 million) and no borrowings under our Revolving Credit Facility, which bear variable interest rates.
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
As of September 30, 2026, the Term SOFR rate was 3.91% and we had $585.8 million of our Term Loan borrowings subject to variable interest rates.
At September 30, 2026, a hypothetical 0.25% change in market interest rates would have no material impact on our annual interest expense and financial results.

ITEM 4.  CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
An evaluation was performed under the supervision and with participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of September 30, 2026. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation required by Rule 13a-15(d) of the Exchange Act that occurred during the third quarter ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table provides information regarding repurchases of our common stock during the three months ended September 30, 2026.

	Total Number of Shares Purchased	Average Price Paid Per Share(2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs(3)
July 1 - July 31, 2026	—	$—	—	$54,064,000
August 1 - August 31, 2026(1)	1,000,000	$34.65	1,000,000	$19,414,000
September 1 - September 30, 2026	—	$—	—	$19,414,000
Total	1,000,000	$34.65	1,000,000	$19,414,000
_________________________________________
(1)    On August 21, 2026, the Company repurchased 1.0 million shares of the Company’s common stock from Robert A. Ortenzio, chairman of the Board of Directors, under the 2025 Share Repurchase Program at a purchase price of $34.65 per share and a total purchase price of $34.65 million pursuant to a stock repurchase agreement. Refer to Note 12—“Related Party Transactions—Related Party Share Repurchase” for additional information regarding related party transactions.
(2)    Includes average price paid for shares under the 2025 Share Repurchase Program, excluding commissions paid and excise taxes.
(3)    On November 5, 2025, the Board of Directors authorized the 2025 Share Repurchase Program. The 2025 Share Repurchase Program will expire on December 31, 2027, unless extended or terminated by the Board of Directors. Stock repurchases under the 2025 Share Repurchase Program may be made in the open market or through privately negotiated transactions, and at times and in such amounts as the Board of Directors deems appropriate.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5. OTHER INFORMATION
Insider Trading Arrangements
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction, or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

10.1
Stock Repurchase Agreement, dated as of August 21, 2026, by and among the Company, Robert A. Ortenzio and certain related entities, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on August 27, 2026, and incorporated by reference.

10.2†
Consulting Agreement, dated as of July 6, 2026, by and between Concentra Health Services, Inc. and Dr. John Anderson, filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Concentra Group Holdings Parent, Inc. with the Commission on July 10, 2026, and incorporated by reference.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - the cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
_________________________________________

*	Filed herewith
**	Furnished herewith
†	Indicates a management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONCENTRA GROUP HOLDINGS PARENT, INC.

Dated: November 5, 2026	By:	/s/ Raymond T. Newton
Raymond T. Newton
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer)

Dated: November 5, 2026	By:	/s/ Su Zan Nelson
Su Zan Nelson
Executive Vice President and Chief Accounting Officer
(Principal Accounting Officer)